Form 10-Q
period 1999-06-30
GLOBESPAN SEMICONDUCTOR INC
filed 1999-08-13
CIK 1081197

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1999


                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number 000-26401

                                 GlobeSpan, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2658218
       (State of incorporation)             (IRS Employer Identification No.)


                  100 SCHULZ DRIVE, RED BANK, NEW JERSEY 07701
          (Address of principal executive offices, including ZIP code)

                                 (732) 345-7500
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

        The number of shares outstanding of the Registrant's Common Stock as of July 30, 1999 was 18,273,855.


================================================================================

                                 GLOBESPAN, INC.

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
Part I.  Financial
         Information.........................................................................................i
         Item 1. Condensed Balance Sheets as of June 30, 1999 and December 31, 1998..........................1

         Condensed Statements of Operations for the Three Months and Six Months Ended June 30,
         1999 and 1998.......................................................................................2

         Condensed Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998..................3

         Notes to Financial Statements.......................................................................4

         Item 2. Management's discussion and Analysis of Financial Condition and Results of Operations.......6

Part II  Other Information..................................................................................22
         Item 1. Legal Proceedings..........................................................................22
         Item 2. Changes in Securities and Use of Proceeds..................................................22
         Item 3. Defaults Upon Senior Securities............................................................23
         Item 4. Submission of Matters to a Vote of Security Holders........................................23
         Item 5. Other Information..........................................................................23
         Item 6. Exhibits and Reports on Form 8-K...........................................................23

Signature...................................................................................................26

Exhibit Index...............................................................................................27

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                 GLOBESPAN, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)




                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1999           1998
                                                                                     --------        --------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 42,266        $     12
     Accounts receivable, less allowance for doubtful account of $111 and $61,
       respectively                                                                     3,748           3,823
     Accounts receivable from affiliates                                                1,071              73
     Inventories                                                                        3,146             912
     Prepaid income taxes                                                               1,093           1,178
     Prepaid expenses and other current assets                                          1,397             564
                                                                                     --------        --------
          Total current assets                                                         52,721           6,562
Property and equipment, net                                                             5,755           6,680
Other assets                                                                            1,643             188
                                                                                     --------        --------
       Total assets                                                                  $ 60,119        $ 13,430
                                                                                     ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit                                                 $      2        $  2,466
     Accounts payable                                                                   2,917           2,131
     Accounts payable to affiliates                                                     1,230             327
     Accrued expenses and other liabilities                                             4,890           1,482

     Payroll and benefit related liabilities                                            3,604           2,519

     Current portion of capital lease obligations                                         384             292
                                                                                     --------        --------
          Total current liabilities                                                    13,027           9,217
 Subordinated note payable to Communication Partners, L.P.                                 --           5,000
 Capital lease obligations, less current portion                                          512             506
                                                                                     --------        --------
       Total liabilities                                                               13,539          14,723
Commitments and contingencies
Stockholders' equity (deficit):
    Preferred stock, par value $0.001; 10,000,000 shares authorized; none
       issued and outstanding                                                              --              --
     Common stock, par value $0.001; 100,000,000 shares authorized;
       18,028,430 and 12,283,921 shares issued and outstanding, respectively               18              12
     Stock purchase warrant                                                                --           3,654
     Additional paid-in capital                                                        68,100           3,629
     Notes receivable from stock sales                                                 (7,453)           (725)
     Deferred stock compensation                                                          (65)            (76)

     Accumulated deficit                                                              (14,020)         (7,787)
                                                                                     --------        --------
         Total stockholders' equity (deficit)                                          46,580          (1,293)
                                                                                     --------        --------
          Total liabilities and stockholders' equity (deficit)                       $ 60,119        $ 13,430
                                                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      For three months                        For six months
                                                       ended June 30,                          ended June 30,
                                             --------------------------------        --------------------------------
                                                   1999                  1998                1999                1998
                                             ------------        ------------        ------------        ------------
Net revenues                                 $      9,434        $      7,683        $     18,075        $     15,251


   Cost of sales                                    3,236               2,312               6,137               4,160

   Cost of sales related to
     termination charge                                --                  --               1,119                  --
                                             ------------        ------------        ------------        ------------
Gross profit                                        6,198               5,371              10,819              11,091

                                             ------------        ------------        ------------        ------------
Operating Expenses
   Research and development                         5,494               4,286              10,874               7,535
   Selling, general and administrative              2,950               2,556               5,878               3,999
   Amortization and other                              --                 250                  --                 500
                                             ------------        ------------        ------------        ------------
Total operating expenses                            8,444               7,092              16,752              12,034
                                             ------------        ------------        ------------        ------------
Loss from operations                               (2,246)             (1,721)             (5,933)               (943)
   Interest (expense) income, net                    (118)                 13                (300)                 25
                                             ------------        ------------        ------------        ------------
Loss before income taxes                           (2,364)             (1,708)             (6,233)               (918)
   Income tax benefit                                  --                (534)                 --                (258)
                                             ------------        ------------        ------------        ------------
Net loss                                     $     (2,364)       $     (1,174)       $     (6,233)       $       (660)


Preferred stock deemed dividend
   and accretion                                   (3,466)                 --              (3,466)                 --
                                             ------------        ------------        ------------        ------------
Net loss attributable to
   common stockholders                       $     (5,830)       $     (1,174)       $     (9,699)       $       (660)
                                             ============        ============        ============        ============

Basic and diluted net loss per
   share attributable to common
   shareholders                              $      (0.43)       $      (0.10)       $      (0.76)       $      (0.06)
                                             ============        ============        ============        ============

Weighted average shares of
   common stock outstanding
   used in computing basic
   and diluted net loss per share              13,407,121          11,854,781          12,716,750          11,805,057
                                             ============        ============        ============        ============



   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     1999           1998
                                                                   --------        --------
CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss                                                           $ (6,233)       $   (660)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
     Provision for bad debts                                             50               3
     Provision for inventory obsolescence                                --              95
     Amortization and depreciation                                    1,584           1,396
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivables                     (973)          4,522
       (Increase) in inventories                                     (2,234)         (1,419)
       (Increase) in prepaid expenses and other assets               (2,283)         (1,498)
     Increase in accounts payable                                     1,689             219
     Increase in accrued expenses and other
       current liabilities                                            4,493           1,080
                                                                   --------        --------
     Net cash (used in) provided by operating activities             (3,907)          3,738
                                                                   --------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                   (568)         (3,038)
                                                                   --------        --------
       Net cash (used in) investing activities                         (568)         (3,038)
                                                                   --------        --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Repayment) of borrowings under subordinated note payable            (5,000)             --
(Repayment) of borrowings under line of credit                       (2,464)             --
Proceeds from issuance of common stock, net                          42,945              --
Proceeds from issuance of preferred stock, net                       11,150              --
Proceeds from repayment of notes receivable                              --               5
Repayments under capital lease obligations                               98              73
                                                                   --------        --------
         Net cash provided by financing activities                   46,729              78
                                                                   --------        --------
Net increase in cash and cash equivalents                            42,254             778
Cash and cash equivalents at beginning of period                         12             875
                                                                   --------        --------
Cash and cash equivalents at end of period                         $ 42,266        $  1,653
                                                                   ========        ========
Supplemental noncash financing:
 Notes receivable for sale of stock                                   6,728             385
                                                                   ========        ========

 Forgiveness of subordinated note payable                               100              --
                                                                   ========        ========



   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.     NATURE OF  BUSINESS AND BASIS OF PRESENTATION

       GlobeSpan, Inc. ("GlobeSpan" or the "Company") is a leading worldwide developer of advanced digital subscriber line (DSL) integrated circuits which enable high-speed data transmission over the existing network of copper telephone wires known as the local loop. GlobeSpan sells integrated circuits as chip sets to manufacturers of DSL equipment for incorporation into products which are sold to telecommunications service providers and end users.

       In June 1999, GlobeSpan completed an initial public offering ("IPO") of 3,250,000 shares of common stock resulting in net proceeds, after deducting underwriting commissions, of approximately $45.3 million (prior to taking into account the underwriters' additional 15% over-allotment option exercised in July
1999). The net proceeds of the IPO were used to retire approximately $5.0 million of subordinated long-term debt to Communications Partners, L.P., a related party, to loan Mr. Geday, president and CEO, approximately $1.4 million for the payment of withholding taxes in connection with his early exercise of options to purchase GlobeSpan common stock and for working capital. Upon closing, all outstanding Series A preferred stock, issued in May 1999 for $12.0 million, converted into shares of common stock on a one for one basis. In addition, the outstanding stock purchase warrant with Lucent Technologies was net exercised for 724,500 shares.

Unaudited Interim Financial Statement

       The accompanying unaudited financial statements have been prepared by GlobeSpan and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in GlobeSpan's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 23, 1999 (the "Registration Statement"). Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Reverse Stock Split

       The Board of Directors effected a one-for-three reverse stock split concurrent with the IPO effective June 21, 1999. The Board of Directors also approved the adjustment of par value to $0.001 per share. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of this reverse stock split for all periods presented.

Earnings Per Share

       The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. FAS 128 also requires the presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options was computed using the treasury stock method.

       As of June 30, 1999 and 1998, the Company had outstanding options and warrants to purchase an aggregate of 1,249,262 and 3,128,026 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

Revenue Concentration

       Two customers accounted for 47% and 12% of net revenues in the three months ended June 30, 1999 . In the three months ended June 30, 1998, three customers accounted for 50%, 18% and 10% of net revenues. For the six months ended June 30, 1999 and 1998, three customers accounted for 43%, 10% and 6% and 38%, 23% and 12%, of net revenues, respectively.

       Revenues by geographic region for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 were as follows:

                                 For three months             For six months
                                  ended June 30,              ended June 30,
                              ---------------------       ---------------------
                               1999          1998          1999           1998
                              -------       -------       -------       -------
Net revenues:
   United States              $ 6,295       $ 5,373       $11,278       $11,410
   Europe                       1,426         1,092         2,499         2,124
   Mexico/Latin America            62            --         1,570            80
   Asia                         1,607         1,141         2,586         1,548
   Australia                       44            77           142            89
                              -------       -------       -------       -------
                              $ 9,434       $ 7,683       $18,075       $15,251
                              =======       =======       =======       =======


2.     RELATED PARTY TRANSACTIONS

       In March 1999, the Company and Paradyne Corporation agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately $1.2 million) to terminate the July discount pricing arrangement with Paradyne Corporation. Such payment was made in July 1999 and was charged to cost of sales during the three months ended March 31, 1999. In addition, GlobeSpan and Paradyne Corporation as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and Paradyne Corporation also entered into a four-year Supply Agreement which gave Paradyne Corporation preferential pricing and other terms in connection with the sale by GlobeSpan of products to Paradyne Corporation. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor Paradyne Corporation's orders for GlobeSpan's products in quantities at least consistent with Paradyne Corporation's past ordering practices and must afford Paradyne Corporation at least the same priority for Paradyne Corporation's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted Paradyne Corporation a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of Paradyne Corporation's products which incorporate GlobeSpan's products. Net revenues for the three months ended June 30, 1999 and 1998 were $0.5 million and $0.2 million, respectively, and for the six months ended June 30, 1999 and 1998 were $1.1 million and $0.6 million, respectively.

3.     LOAN TO OFFICER

       On June 16, 1999, the Company loaned approximately $2.2 million to Armando Geday, our president and CEO, collateralized by a stock pledge, in connection with the purchase of approximately 489,060 shares of the Company's common stock and the payment of withholding taxes for the income realized on the exercise of the underlying stock options. The full recourse note bears interest at the rate of 5.37% per annum and is payable upon the earlier of the fifth anniversary of the note, or 30 days following the termination of employment.

4.     PREFERRED STOCK DEEMED DIVIDEND AND ACCRETION

On May 6, 1999, the Company completed the sale of an aggregate 1,461,454 shares of Series A preferred stock and warrants to purchase an aggregate 300,000 shares of common stock for gross proceeds of $12.0 million. Since the issuance included a non-detachable conversion feature to common stock at the initial public offering of the Company, that was "in-the-money" at the date of issuance and was immediately exercisable, the Company recognized a one-time charge of approximately $3.5 million for the beneficial conversion feature attributable to the common shareholders and accretion charges in the three months ended June 30, 1999. See Note 1.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobeSpan's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Registration Statement. All forward-looking statements in this document are based on information available to GlobeSpan as of the date hereof and GlobeSpan assumes no obligation to update any such forward-looking statements.


                                                   For Three Months            For Six Months
                                                    Ended June 30,              Ended June 30,
                                                  -------------------         -------------------
                                                   1999          1998          1999          1998
                                                  -----         -----         -----         -----
Net revenues                                      100.0%        100.0%        100.0%        100.0%
                                                  -----         -----         -----         -----
Cost of sales                                      34.3          30.1          34.0          27.3
Cost of sales related to termination charge          --            --           6.2            --
                                                  -----         -----         -----         -----
    Gross profit                                   65.7          69.9          59.9          72.7
                                                  -----         -----         -----         -----
Operating expenses
    Research and development                       58.2          55.8          60.2          49.4
    Selling, general and administrative            31.3          33.3          32.5          26.2
    Amortization and other                           --           3.3            --           3.3
                                                  -----         -----         -----         -----
         Total operating expenses                  89.5          92.3          92.7          78.9
                                                  -----         -----         -----         -----

Loss from operations                              (23.8)        (22.4)        (32.8)         (6.2)
Interest income (expense), net                     (1.3)          0.2          (1.7)          0.2
                                                  -----         -----         -----         -----
Loss before income taxes                          (25.1)        (22.2)        (34.5)         (6.0)
Benefit for income taxes                             --           7.0            --           1.7
                                                  -----         -----         -----         -----
Net loss                                          (25.1)%       (15.3)%       (34.5)%        (4.3)%
                                                  =====         =====         =====         =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

       Net Revenues Our net revenues were $9.4 million and $7.7 million in the three months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 22.8%. This increase in net revenues were primarily due to the increases in unit volume shipments to existing customers, expansion of our customer base and the introduction of new products. Net revenues from international customers represented 33% and 30% of our net revenues in the three months ended June 30, 1999 and 1998, respectively. Net revenues from international customers increased as a percentage of net revenues as a result of greater shipments to existing customers in the Asian pacific rim. We expect that revenues generated from international customers will continue to account for a significant percentage of our net revenues.

Cost of Sales and Gross Profit. Our gross profit was $6.2 million and $5.4 million in the three months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 15.4%. Our gross margin was 65.7% and 69.9% in the three months ended June 30, 1999 and 1998, respectively. The decrease in gross margin was related to lower average selling prices. The increase in gross profit dollars was the result of higher unit sales. We expect that gross margin may decrease due to a number of factors, including pressures on average selling prices and customer mix.

       Research and Development. Our research and development expenses were $5.5 million and $4.3 million in the three months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 28.2%. Research and development expense represented 58.2% and 55.8% of net revenues for the three months ended June 30, 1999 and 1998, respectively. The increase in dollars and percentage of net revenues resulted from an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support and incurred higher amounts of non-recurring engineering expenses related to new products. Our research and development expense may increase due to planned increases in personnel, prototyping costs and depreciation resulting from increased capital investment.

       Selling, General and Administrative. Our selling, general and administrative expense was $3.0 million and $2.6 million in the three months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 15.4%. Selling, general and administrative expense represented 31.3% and 33.3% of net revenues for the three months ended June 30, 1999 and 1998, respectively. The increases in dollars and percentage of net revenues resulted from the addition of sales, marketing, management and administrative personnel and related expenses, including increased commissions, and general business costs. Our selling, general and administrative expense may increase due to higher commissions and administrative costs.

       Amortization and Other. Amortization was provided on a straight-line basis commencing in August 1996 through July 1998. Our expense for amortization of patents was $0.3 million in the three months ended June 30, 1998.

       Other income (expense), net. Interest expense increased $0.1 million for the three months ended June 30, 1999. The increased interest expense resulted from the addition of bank borrowings and other debt.

       Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We recorded an income tax benefit during the three months ended June 30, 1998 primarily reflecting a loss carryback. Since we generated a loss in the three months ended June 30, 1999 and had a loss carryforward for the year ended December 31, 1998, we did not record an income tax benefit for the three months ended June 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

       Net Revenues Our net revenues were $18.1 million and $15.3 million in the six months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 18.5%. This increase in revenues were primarily due to the increases in unit volume shipments to existing customers, expansion of our customer base and the introduction of new products. Net revenues from international customers represented 38% and 25% of our net revenues in the six months ended June 30, 1999 and 1998, respectively. Net revenues from international customers increased as a percentage of net revenues as a result of greater shipments to existing customers in the Asian pacific rim. We expect that revenues generated from international customers will continue to account for a significant percentage of our net revenues.

       Cost of Sales and Gross Profit. Our gross profit was $10.8 million and $11.1 million in the six months ended June 30, 1999 and 1998, respectively. This amount represents a decrease of 2.5%. Our gross margin was 59.9%, and 72.7% in the six months ended June 30, 1999 and 1998, respectively. The decrease in gross margin was related to a charge incurred in March 1999 for the termination a royalty agreement and lower average selling prices. Without this termination charge, our gross margin would have been 66.0% in the six months ended June 30, 1999. We expect that gross margin may decrease due to a number of factors, including pressures on average selling prices and customer mix.

Research and Development. Our research and development expenses were $10.9 million and $7.5 million in the six months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 44.3%. Research and development expense represented 60.2% and 49.4% of net revenues for the six months ended June 30, 1999 and 1998, respectively. The increase in dollars and percentage of net revenues resulted from an increase in development efforts in advance of anticipated revenue from such efforts. In particular, we added new personnel and related support and incurred higher amounts of non-recurring engineering expenses related to new products. Our research and development expense may increase due to planned increases in personnel, prototyping costs and depreciation resulting from increased capital investment.

       Selling, General and Administrative. Our selling, general and administrative expense $5.9 million and $4.0 million in the six months ended June 30, 1999 and 1998, respectively. This amount represents an increase of 47.0%. Selling, general and administrative expense represented 32.5% and 26.2% of net revenues for the six months ended June 30, 1999 and 1998, respectively. The increases in dollars and percentage of net revenues resulted from the addition of sales, marketing, management and administrative personnel and related expenses, including increased commissions, and general business costs. Our selling, general and administrative expense may increase due to higher commissions and administrative costs.

       Amortization and Other. Amortization was provided on a straight-line basis commencing in August 1996 through July 1998. Our expense for amortization of patents was $0.5 million in the six months ended June 30, 1998.

       Other income (expense), net. Interest expense increased $0.3 million for the six months ended June 30, 1999. The increased interest expense resulted from the addition of bank borrowings and other debt.

       Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (see Note 8 of Notes to Financial Statements). We recorded an income tax benefit for the three months ended June 30, 1998 primarily reflecting a loss carryback. Since we generated a loss in the six months ended June 30, 1999 and had a loss carryforward for the year ended December 31, 1998, we did not record an income tax benefit for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       We have financed our operations from initial capital, borrowings on our lines of credit and the recent sale of Series A preferred stock and common stock through our initial public offering on June 23, 1999. As of June 30, 1999, we had working capital of approximately $39.7 million and $42.3 million in cash and cash equivalents.

       Net cash used in operating activities was $3.9 million in the six months ended June 30, 1999. Net cash provided by operating activities was $3.7 million in the six months ended June 30, 1998. The decrease to 1999 from 1998 was primarily due to greater net loss.

       Net cash used in investing activities was $0.6 million, and $3.0 million in six months ended June 30, 1999 and 1998, respectively, and related primarily to lower capital expenditures. We may increase our capital expenditures in 1999.

       Cash provided from financing activities was $46.7 million and $0.1 million in the six months ended June 30, 1999 and 1998, respectively, and was provided by the net proceeds of sales of preferred and common shares of $11.9 million and $42.3 million, respectively. As of June 30, 1999 we had a revolving line of credit (the "Credit Line") of up to $5.0 million from BankAmerica Business Credit which bears interest at the bank's prime rate plus 1.5%, of which zero was outstanding. We also had a subordinated borrowings line from Communication Partners, L.P. (the "Subordinated Line") of up to $10.0 million bearing interest at prime rate plus 1.0%, of which zero was outstanding. We used a portion of the proceeds of the initial public offering to repay all outstanding indebtedness under both the Credit Line and the Subordinated Line. We have no plans to borrow under either the Credit Line or the Subordinated Line at this time. Our Credit Line contains certain financial covenants and restrictions as to various matters including our ability to pay cash dividends or to effect mergers or acquisitions, incur certain other indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions. Borrowings under the Credit Line are secured by substantially all of our assets. The Credit Line expires May 2003, and $5.0 million of the Subordinated Line expires on March 31, 2000 and $5.0 million on May 2003.

We currently anticipate that the net proceeds from our initial public offering, together with our current cash, cash equivalents, and the Credit Line and Subordinated Line, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

YEAR 2000 ISSUE

       The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, these electronic systems could fail or create erroneous results when addressing dates on and after January 1, 2000.

       In assessing the effect of the Year 2000 Issue on GlobeSpan, we determined that we need to evaluate four general areas:

       -      Supplier relationships;

       -      Internal infrastructure;

       -      Products sold to customers; and

       -      Other third-party relationship.

       Supplier Relationships. We are a "fabless" semiconductor company and therefore rely on third party manufacturers to manufacture our chip sets. To date, Lucent Technologies manufactures substantially all our chip sets. If Lucent Technologies is affected by the Year 2000 Issue, our supply of chip sets could be delayed or eliminated. Any disruption in our supply of chip sets from Lucent Technologies would seriously harm our business, financial condition and results of operations. We are currently seeking assurances from Lucent Technologies that their manufacturing of our chip sets will be unaffected by the Year 2000 Issue but have not received such assurances to date.

       Internal Infrastructure. The Year 2000 Issue could also affect our internal systems, including both our information technology and non-information technology systems. We have initiated an assessment of our material internal information technology systems, including third-party software and hardware technology. Based upon representations received from these third-party software and hardware suppliers, we do not believe that our material internal information technology systems will be affected by the Year 2000 Issue. We have also initiated an assessment of our non-information technology internal systems, such as our test facility. Based on our preliminary assessment, we do not believe that our material non-information technology internal systems will be affected by the Year 2000 Issue. However, we may experience serious unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

       Products Sold to Customers. Our chip sets and DSL reference design guides do not contain two digit date codes and therefore are generally unaffected by the Year 2000 Issue. However, once shipped, our chip sets are incorporated into system and board-level products which we do not develop. The performance of our chip sets could be affected if a Year 2000 Issue exists in a different component of customer's product. We have not, and will not, assess the existence of these potential problems in our customers' products.

       We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience significant costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

Other Third-Party Relationships. We rely on outside vendors for utilities and telecommunication services as well as climate control, building access and other infrastructure services. We are not capable of independently evaluating the Year 2000 compliance of the systems utilized to supply these services. We cannot assure you that these suppliers will resolve any or all Year 2000 Issues with these systems before the occurrence of a material disruption to our business. Any failure of these third parties to resolve Year 2000 Issues with their systems in a timely manner could have a material adverse effect on our business, financial condition or results of operations.

       We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations, and we do not plan to do so in the future. Any investigations we have undertaken with respect to Year 2000 Issues have been funded from available cash, and these costs have not been separately accounted for. To date, these costs have not been significant.

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

We Have Only Been Operating as an Independent Company Since August 1996, and This Limited Operating History Makes It Difficult to Evaluate Our Prospects

       We have only been operating as an independent company since August 1996, and we only began shipping chip sets in volume in January 1997. We have not had a long history of generating significant revenues. Many of our chip sets have only recently been introduced. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and its prospects and in projecting future operating results. You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market.

Our Quarterly Operating Results Will Fluctuate Because of Many Factors, and May Cause Our Stock Price to Fluctuate

       Our revenues and operating results have varied in the past and are likely to vary in the future from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

       It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

       These variations in our operating results will likely to be caused by factors related to the operation of our business, including:

       - Variations in the timing and size of chip set orders from, and shipments to, our existing and new customers;

       - Loss of a significant customer, or a significant decrease in purchases by significant customers, such as Cisco Systems or NEC Corporation;

       - The mix of chip sets shipped with different gross margins, including the impact of volume purchases from our large customers at discounted average selling prices;

       - The availability of foundry capacity and the expense of having our chip sets manufactured by Lucent Technologies or other foundries in the future;

       - The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

       - Our ability to attract and retain key personnel.

       These variations will also be caused by factors related to the development of the DSL market and the competition we face from other DSL chip set suppliers, including:

       - The timing and rate of deployment of DSL services by telecommunications service providers;

       - The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems and high-speed wireless data transmission;

       - Anticipated decreases in per unit prices as competition among DSL chip set suppliers increases; and

       - The level of market penetration of our chips sets relative to those of our competitors.

       These variations will also be caused by other factors affecting our business, many of which are substantially outside of the control of our management, including:

       - Costs associated with future litigation, including litigation relating to the use or ownership of intellectual property;

       - Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

       - Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in foreign markets or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies; and

       - General global economic conditions which could adversely affect sales to our customers.

We Expect that Price Competition Among DSL Chip Set Suppliers and Volume Purchases by Large Customers Will Reduce Our Gross Margins in the Future

       We expect that price competition among DSL chip set suppliers and volume purchases of our chip sets at discounted prices will reduce our gross margins in the future. We anticipate that average per unit selling prices of DSL chip sets will continue to decline as product technologies mature. Since we do not manufacture our own products, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Many of our competitors are larger with greater resources and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition.

       Further, we expect that average per unit selling prices of our chip sets will decrease in the future due to volume discounts to our large customers. These declines in average per unit selling prices will generally lead to declines in gross margins for these products.

We Have a History of Losses, and We Expect to Incur Losses in the Future

       Our failure to significantly increase our revenues would result in continuing losses. We incurred net losses of $0.8 million in the five months ended December 31, 1996, earned net income of $0.8 million in 1997 and incurred net losses of $7.8 million in 1998 and $6.2 million in the six months ended June 30, 1999. We expect to incur net losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant quarterly revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

The Loss of One or More of Our Key Customers Would Result in a Loss of a Significant Amount of Our Revenues

A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, or experience a loss of any of our significant customers, particularly Cisco Systems or NEC Corporation, or suffer a substantial reduction in orders from such customers. In the five months ended December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999, our customers who individually represented at least five percent of our net revenues accounted for 85.5%, 72.6%, 70.1% and 71.5%, respectively, of our net revenues. In 1996, our top three customers were Lucent Technologies, LG Information & Communications and Ascom Hasler AG, which accounted for 27.2%, 15.9% and 12.0% of our net revenues, respectively. In
 .1997, our top three customers were LG Information & Communications, Ascom Hasler AG and Westell Technologies, which accounted for 21.4%, 12.5% and 9.6% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascorn Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. In the six months ended June 30, 1999, our top three customers were Cisco Systems, Ascom Hasler AG, and NEC Corporation AG, which accounted for 43.4%, 10.3% and 6.4% of our net revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Furthermore, it is possible that DSL equipment manufacturers, such as Cisco Systems, NEC Corporation and Ascom Hasler AG, may design and develop internally, or acquire, their own chip set technology, rather than continue to purchase chip sets from third parties such as us. We expect that sales of our products to relatively few customers will continue to account for a significant portion of our net revenues for the foreseeable future.

Because of Our Long Product Development Process and Sales Cycle, We May Incur Substantial Expenses Before We Earn Associated Net Revenues and May Not Ultimately Sell a Large Volume of Our Products

       We develop products based on forecasts of demand and incur substantial product development expenditures prior to generating associated revenues. We sell our products based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our chip sets. In addition, we do not receive orders for our chip sets during the period that potential customers test and evaluate our chip sets. This test and evaluation period typically lasts from three to six months or longer, and volume production of the DSL equipment manufacturer's product that incorporates our chip sets typically does not begin until this test and evaluation period has been completed. In addition, we do not have a substantial non-cancelable backlog of orders and our customers can generally cancel or reschedule orders upon short notice. As a result, a significant period of time may lapse between our product development and sales efforts and our realization of revenues from volume ordering of our products by our customers, or we may never realize revenues from our efforts. Furthermore, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase our products. Rather, it is a decision by a customer to use our products in the design process of that customer's products. A customer can choose at any time to discontinue using our products in that customer's designs or product development efforts. If our products are chosen to be incorporated into a customer's products, we may still not realize significant revenues from that customer if that customer's products are not commercially successful.

If We Do Not Achieve Design Wins with Key Equipment Manufacturers, We May Be Unable to Secure Design Wins from These Customers in the Future

       Once a DSL equipment manufacturer has designed a supplier's chip set into its products, the DSL equipment manufacturer may be reluctant to change its source of chip sets due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key DSL equipment manufacturers who have chosen a competitor's chip set could create barriers to future sales opportunities with such DSL equipment manufacturers.

Rapid Changes in the Market for DSL Chip Sets May Render Our Chip Sets Obsolete or Unmarketable

       The market for chip sets for DSL products is characterized by:

       - Intense competition;

       - Rapid technological change;

       - Frequent new product introductions by our competitors;

       - Changes in customer demands; and

       - Evolving industry standards.

       Any of these factors could make our products obsolete or unmarketable. To compete, we must innovate and introduce new products. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operations will be seriously harmed.

For example, DSL products utilize different coding techniques to transmit data reliably over copper telephone wires. These coding techniques, or line codes, include two bits per quadrant (2BlQ), carrierless amplitude phase modulation

(CAP), discrete multitone modulation (DMT) and pulse amplitude modulation (PAM). To date, most large volume DSL service deployments have used the 2BIQ and CAP line codes. Recently, U.S. and international standards bodies have defined additional standards specifications which incorporate the DMT and PAM line codes for DSL applications. Although we have recently introduced products based on these standards, the majority of all of our product revenues to date have come from the sale of chip sets that use the CAP line code.

Lucent Technologies Granted to Us Intellectual Property Rights that Are Subject to Restrictions, and the Scope, or Disputes About the Scope, of These Restrictions Could Harm Our Ability to Sell Our Products

       Upon our formation, Lucent Technologies granted to us a number of intellectual property rights. All of these rights are subject to various restrictions and/or conditions. We believe that we currently have all the intellectual property rights from Lucent Technologies that we need to continue to conduct our business. We also believe that we are exercising the rights granted to us by Lucent Technologies within the scope of the applicable restrictions and/or conditions. Nevertheless, the provisions of the agreement describing the scope of the license and immunity rights and restrictions are ambiguous and Lucent Technologies might not agree with our interpretations. If Lucent Technologies adopts a conflicting interpretation or otherwise asserts that we do not have the rights we think we have, we will need to defend ourselves or negotiate for additional rights. It is even possible that we could be prevented from selling some of our products that depend on these rights or immunities. In any case, the process of negotiation or defense would be time-consuming and expensive, and whether or not it is successful would have a negative impact on our ability to conduct our business.

Lucent Technologies Manufactures Substantially All of Our Chip Sets, and Any Disruption in this Relationship Could Prevent Us from Selling Our Products

       We do not own or operate a semiconductor fabrication facility. We depend on Lucent Technologies to timely deliver to us sufficient quantities of fully-assembled and tested chip sets on a turnkey basis. We have had a series of manufacturing arrangements with Lucent Technologies, the latest of which became effective in March 1999. This agreement, however, does not guarantee that Lucent Technologies will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Any disruption in availability of our products would have a serious adverse impact on our business. If we are required for any reason to seek a new manufacturer of our chip sets, a new manufacturer of our chip sets may not be available and in any event switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. From time to time there are shortages in worldwide foundry capacity. Such shortages, if they occur, could make it more difficult for us to find a new manufacturer of our chip sets if our relationship with Lucent Technologies is terminated for any reason.

If We Are Required to Seek a New Manufacturer of Our Chip Sets, We Will Be Required to Modify Our Products Which Will Be Costly and Will Require Our Customers to Redesign their Products

       Each of our DSL products contains two chips: a digital signal processing chip and an analog front end chip. Lucent Technologies manufactures both the digital signal processing chip and the analog front end chip. Our chip sets utilize certain circuits owned by Lucent Technologies, and we do not have a license to these circuits. Although we have independently designed functionally equivalent circuits, we have not established a manufacturing source for chip sets that use these replacement circuits, and such chip sets have never been produced. Further, replacing our chip sets that use circuits owned by Lucent Technologies with newly designed products that use our own replacement circuits may in turn require our customers to redesign or re-qualify their products in certain respects. Establishing additional sources for manufacturing our products independent of the circuits owned by Lucent Technologies would be expensive and disruptive to our business.

We Could Become Involved in Disputes with Lucent Technologies, and any Such Dispute Would Be Costly and Time Consuming and Could Be Resolved Adversely to Us

Although we do not currently anticipate any dispute with Lucent Technologies, because Lucent Technologies is a source of our intellectual property, the principal manufacturer of our chip sets, a significant stockholder, a competitor and a potential customer, we could in the future become involved in disputes with Lucent Technologies. This risk is heightened by the ambiguity inherent in the divestiture agreements among Lucent Technologies, Paradyne Corporation and us. We cannot be certain that we would prevail in any such dispute and, regardless of whether we prevail, any such dispute would be expensive and time-consuming and would harm our business. Further, because we rely on Lucent Technologies, we may be reluctant to enforce our rights in any such dispute. For example, we recently sent Lucent Technologies a letter that inquired whether Lucent Technologies was misappropriating our intellectual property in connection with the development of a competing DSL chip set. In response to discussions with Lucent Technologies about this letter, we have decided not to pursue any claim against Lucent Technologies in connection with past acts relating to digital subscriber loop analog chip (DSLAC) technology. Lucent Technologies also has a warrant to purchase our common stock which provides that we shall not enter into any transaction directly or indirectly, with or for the benefit of any related party other than transactions entered into on a basis no less favorable to us than would be obtainable in a comparable arms' length transaction with a third party that is not a related party. We have entered into several transactions with Paradyne Corporation and Communication Partners, L.P., who are related parties, and we can not assure you that Lucent Technologies would conclude that all of these transactions were on terms obtainable in a comparable arms' length transaction.

The Nature of Our Relationship with, and Substantial Dependence on, Lucent Technologies May Provide Lucent Technologies with an Advantage as a Competitor of Ours

       Lucent Technologies is a competitor of ours. Additionally, Lucent Technologies is a source of our intellectual property, the principal manufacturer of our chip sets and a significant stockholder of ours. Upon our formation, Lucent Technologies retained a license to use all patents that were assigned to us, including in products that compete with our chip sets. Lucent Technologies' ability to compete with us could be enhanced by this license. Furthermore, our substantial dependence on Lucent Technologies could provide Lucent Technologies with the ability to more effectively compete with us.

We May Be Required to Obtain Licenses on Adverse Terms to -Sell Industry Standard Compliant Chip Sets

       We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was recently acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute
(ANSI) standard specification T1.413. This industry standard is based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non-discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to similar claims like the Amati Corporation claim by third parties in the future.

Third-Party Claims Regarding Intellectual Property Matters Could Cause Us to Stop Selling Our Products or Pay Monetary Damages

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of such intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. For example, on February 5, 1997 we received an inquiry from Telecommunications Research Laboratories as to whether our product lines in the area of rate adaptive digital subscriber loop technology may be infringing any of the claims of U.S. patent no. 5,023,869 held by Telecommunications Research Laboratories. Upon review of such patent, we responded in a letter dated March 11, 1997 that our products based on rate adaptive digital subscriber loop technology do not infringe any claims of patent no. 5,023,869. Inquiries with respect to the coverage of our intellectual property, such as the Telecommunications Research Laboratories' inquiry, could develop into litigation. Further, one of our customers received a letter dated March 22, 1996 from Telebit Corporation (which was subsequently acquired by Cisco Systems) claiming that it owns patents it believes are essential to, and useful in the manufacture, use and sale of products complying with the American National Standards Institute ASDSL standard T1.413-1995. We examined the merits of Telebit Corporation's claims in light of our then current products that used the CAP line code, but we have not reviewed the merits of the claim with respect to our recently introduced chip sets that use the DMT line code. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to the scope of these indemnity rights; for example, in June 1999, we received a letter from Paradyne Corporation (a customer and affiliated company), informing us that Paradyne had received a letter from a third-party suggesting that some of the third-party's patents may be infringed by Paradyne products. We evaluate all letters of this nature to determine whether we have an indemnity obligation and take appropriate steps. For example, our preliminary review of the letter from Paradyne and the claims made by the third-party suggests that the third-party's patents, if infringed, would be infringed by technology used by our suppliers (with whom we have reciprocal indemnity agreements) and not by our technology, and, therefore, there is no material risk to us; we will continue our review of this (and all other) claims, and take additional steps, if appropriate. If any claims from third-parties required us to indemnify customers (including Paradyne) under our agreements, the costs could be substantial and our business could be harmed.

Despite Our Efforts to Protect Our Intellectual Property, Third Parties May Gain Access to Our Proprietary Technology and Use It to Compete with Us

       Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. For example, in June 1998, we filed suit against three former employees who recently began employment with one of our competitors.

       We rely primarily on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, licenses and maskwork protection under the Federal Semiconductor Chip Protection Act of 1984 to protect our intellectual property. In particular, we rely on these measures to protect our intellectual property because, as a fabless semiconductor company, we have third parties, including competitors such as Lucent Technologies, manufacture our chip sets. We also enter into confidentiality agreements with our employees, consultants and customers and seek to control access to, and distribution of, our other proprietary information. There is no guarantee that such safeguards will protect our intellectual property and other valuable competitive information.

       In connection with our private placement of Series A preferred stock to Intel Corporation, we agreed not to sue Intel Corporation for any violation by it of our patent rights. This agreement terminates if Intel Corporation sues us for any infringement by us of its patent rights. This agreement not to sue could enable Intel Corporation to compete more effectively against us.

Our Efforts to Protect Our Intellectual Property May Be Less Effective in Some Foreign Countries Where Intellectual Property Rights Are Not Well Protected by Law or Enforcement

       The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in such countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

Our Industry Is Highly Competitive, and We Cannot Assure You that We Will Be Able to Effectively Compete

       The DSL chip set market is intensely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We believe that we must compete on the basis of a variety of factors, including:

       - Time to market;

       - Functionality;

       - Conformity to industry standards;

       - Performance;

       - Price;

       - Breadth of product lines;

       - Product migration plans; and

       - Technical support.

       We believe our principal competitors include Alcatel, Analog Devices, Centilliurn Technology Corporation, Conexant Systems, Level One Communications, Lucent Technologies, MetaLink, Motorola and Texas Instruments. In addition to these competitors, there have been growing numbers of announcements by other integrated circuit companies that they intend to enter the DSL chip set market.

       Many of our competitors have greater name recognition, their own manufacturing capabilities, significantly greater financial and technical resources, and the sales, marketing and distribution strengths that are normally associated with large multinational companies. These competitors may also have pre-existing relationships with our customers or potential customers. These competitors may compete effectively with us because of the above-listed factors and because they more quickly introduce new technologies, more rapidly or effectively address customer requirements or devote greater resources to the promotion and sale of their products than we do. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

       Further, many of our customers face competition from companies, such as Orckit Communications and PairGain Technologies, which design their own chip sets. Because these companies do not purchase all of their chip sets from suppliers such as us, if these competitors displace our customers in the DSL equipment market, our customers would no longer need our products.

Other Technologies for the High-Speed Data Transmission Market Will Compete Effectively with DSL Services

       DSL services are competing with a variety of different high-speed data transmission technologies, including cable modems, satellite and other wireless technologies. Many of these technologies will compete effectively with DSL services. All of our chip sets are deployed in networks that use standard copper telephone wires. Copper telephone wires have physical properties that limit the speed and distance over which data can be transmitted. In general, data transmission rates over copper telephone wires are slower over longer distances and faster over shorter distances. If any technology that is competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our chip sets and our revenues and gross margins may decrease.

Our Executive Officers and Key Personnel Are Critical to Our Business, and These Officers and Personnel May Not Remain with Us in the Future

       We depend upon the continuing contributions of our key management, sales, customer support and product development personnel. The loss of such personnel could seriously harm us. Only Armando Geday, our President and Chief Executive Officer, is subject to an employment agreement; however, we cannot be sure that we can retain Mr. Geday's services. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because DSL technology is specialized and complex, we need to recruit and train qualified technical personnel. However, there are many employers competing to hire qualified technical personnel and we have had difficulty attracting and retaining such personnel. We expect to continue to have difficulty hiring and retaining qualified personnel. Further, our competitors have recruited our employees and may do so in the future.

If Leading DSL Equipment Manufacturers Do Not Incorporate Our Chip Sets in Successful Products, Sales of Our Products Will Significantly Decline

We rely upon DSL equipment manufacturers, such as Cisco Systems and NEC Corporation, to design our chip sets into their DSL products. We further rely on these products to be successful, and if they are not, we will not sell our chip sets in volume quantities. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these DSL equipment - manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the DSL equipment manufacturing industry, or if a small number of DSL equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the DSL market and meet the requirements of DSL equipment manufacturers, or if we do not successfully establish and maintain relationships with leading DSL equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.


Substantial Sales of Our Chip Sets Will Not Occur Unless Telecommunications Service Providers Initiate Substantial Deployment of DSL Services

       The success of our products is dependent upon the decision by telecommunications service providers to deploy DSL technologies and the timing of the deployment. Factors that will impact such deployment include:

       - A prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

       - The development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

       - Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

       - Varying and uncertain conditions of the local loop, including the size and length of the copper wire, electrical interference and interference with existing voice and data telecommunications services;

       - Challenges of interoperability among DSL equipment manufacturers' products;

       - Evolving industry standards for DSL technologies; and

       - Government regulation.

       Although a number of telecommunications service providers have commenced commercial deployment of DSL services using DSL products that incorporate our chip sets, if these telecommunications service providers do not expand their deployment of DSL services, or if additional telecommunications service providers do not offer DSL services on a timely basis, then our business, financial condition and results of operations will be seriously harmed.

The Recent Rapid Expansion in Our Operations Has Placed a Strain on Our Management and Personnel and Other Resources

       The recent rapid expansion in our operations has placed a strain on our management and personnel and other resources. If we do not successfully manage our business, financial condition and results of operations will be seriously harmed. Further, from December 31, 1997 to June 30, 1999, we increased from 93 to 180 total employees. This growth has placed and will continue to place a significant strain upon our management, operating and financial systems and other resources. To accommodate this expansion of operations, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our work force.

Sales to Customers Based Outside of the United States Have Accounted for a Significant Portion of Our Revenues, Which Exposes Us to Inherent Risks of International Business

       The following table shows the percentage of our net revenues which we derived from sales to customers based outside of the United States for the time periods indicated:

                  Time Period                          Percentage of Net Revenues
                  -----------                          --------------------------
       Five Months Ended December 31, 1996                       40.0%
       Year Ended December 31, 1997.                             49.2%

       Year Ended December 31, 1998.                             32.6%
       Six Months Ended June 30, 1999                            38.2%

       We expect that sales to such international customers will continue to account for a significant portion of our net revenues for the foreseeable future. Accordingly, we are subject to risks inherent in our international business activities, including:

       - Unexpected changes in regulatory requirements;

       - Tariffs and other trade barriers, including current and future import and export restrictions;

       - Difficulties in collecting accounts receivables;

       - Difficulties in staffing and managing international operations;

       - Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

       - The burdens of complying with a wide variety of foreign laws (particularly with respect to intellectual property) and license requirements;

       - The risks related to international political instability and to the recent global economic turbulence and adverse economic circumstances in Asia;

       - Risks that changes in foreign currency exchange rates will make our products comparatively more expensive;

       - Risks that although our product sales are currently denominated in U.S. dollars, if we denominate product sales in foreign currencies in the future, then we will experience risk of loss due to fluctuations in the value of foreign currencies;

       - Difficulties in protecting intellectual property rights in certain foreign countries; and

       - Limited ability to enforce agreements and other rights in certain foreign countries.

       In the year ended December 31, 1998 and the six months ended June 30, 1999, 9.4% and 14.3%, respectively, of our net revenues were derived from customers based in Asian countries. Because of the continuing economic instability in Asia, sales of our chip sets to customers in this region may be adversely affected.

If We Deliver Products with Defects, Our Credibility Will Be Harmed, and the Sales and Market Acceptance of Our Products Will Decrease

       Our products are complex and have contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be harmed. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations.

We Will Continue to Be Controlled by a Principal Stockholder, Which May Have the Effect of Preventing or Delaying a Change of Control of Our Company, and the Interests of the Principal Stockholder May Not Always Coincide with Those of Our Stockholders

       Our executive officers and directors and their affiliates own, in the aggregate, approximately 66.0% of our outstanding common stock.

       Entities affiliated with Texas Pacific Group own approximately 48.0% of GlobeSpan and are able to exercise control over GlobeSpan subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group, may not always coincide with our interests or the interests of other stockholders. Texas

Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

       Our current board of directors consists of Ms. Connor and Messrs. Coulter, Deb, Epley, Faggin, Geday, Geeslin and Stanton. Our board of directors has also created an Executive Committee consisting of Messrs. Coulter, Deb, Epley and Geday. Of the current members of the board of directors and the Executive Committee, Messrs. Epley, Geeslin and Stanton are also currently directors of, and have direct or indirect equity interests in, Paradyne Corporation, which is a customer of ours. In addition, Dipanjan Deb, a director of GlobeSpan, is employed by the Texas Pacific Group. Accordingly, our continuing supplier relationship with Paradyne Corporation, and any other potential business dealings between Paradyne Corporation and us, could create conflicts of interest for the GlobeSpan directors.

       We have waived in our amended and restated certificate of incorporation the application to us of section 203 of the Delaware General Corporation Law.
Section 203 of the Delaware General Corporation Law is a statute that generally prohibits an "interested stockholder" from engaging in a "business combination" with a corporation for three years following the time this person became an interested stockholder. An "interested stockholder" is defined generally as a person owning 15% or more of a corporation's voting stock or an affiliate or associate of that person. A "business combination" is defined to include a variety of transactions, including mergers and sales of 10% or more of a corporation's assets. A business combination with an interested stockholder is allowed, however, if the business combination is approved by at least 66.6% of the shares held by the corporation's disinterested stockholders. By waiving
Section 203, it will be easier for us to enter into transactions with our significant stockholders, including Texas Pacific Group, without giving our disinterested stockholders the opportunity to approve the transaction.

Although We Are Not Primarily a Supplier of Software, Our Operations Could Be Affected by Year 2000 Issues, Particularly if Year 2000 Issues Affect Lucent Technologies

       The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, these electronic systems could fail or create erroneous results when addressing dates on and after January 1, 2000.

       In assessing the effect of the Year 2000 Issue on GlobeSpan, we determined that we need to evaluate four general areas:

       - Supplier relationships;

       - Internal infrastructure;

       - Products sold to customers; and

       - Other third-party relationships.

       Supplier Relationships. We are a "fabless" semiconductor company and therefore rely on third party manufacturers to manufacture our chip sets. To date, Lucent Technologies manufactures substantially all of our chip sets. If Lucent Technologies is affected by the Year 2000 Issue, our supply of chip sets could be delayed or eliminated. Any disruption in our supply of chip sets from Lucent Technologies would seriously harm our business, financial condition and results of operations. We are currently seeking assurances from Lucent Technologies that their manufacturing of our chip sets will be unaffected by the Year 2000 Issue but have not received such assurances to date.

Internal Infrastructure. The Year 2000 Issue could also affect our internal systems, including both our information technology and non-information technology systems. We have initiated an assessment of our material internal information technology systems, including third-party software and hardware technology. Based upon representations received from these third-party software and hardware suppliers, we do not believe that our material internal information technology systems will be affected by the Year 2000 Issue. We have also initiated an assessment of our non-information technology internal systems, such as our test facility. Based on our preliminary assessment, we do not believe that our material non-information technology internal systems will be affected by the Year 2000 Issue. However, we may experience serious unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

       Products Sold to Customers . Our chip sets and DSL reference design guides do not contain two digit date codes and therefore are generally unaffected by the Year 2000 Issue. However, once shipped, our chip sets are incorporated into system and board-level products which we do not develop. The performance of our chip sets could be affected if a Year 2000 Issue exists in a different component of a customer's product. We have not, and will not, assess the existence of these potential problems in our customers' products.

       We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience significant costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

       Other Third-Party Relationships. We rely on outside vendors for utilities and telecommunication services as well as climate control, building access and other infrastructure services. We are not capable of independently evaluating the Year 2000 compliance of the systems utilized to supply these services. We cannot assure you that these suppliers will resolve any or all Year 2000 Issues with these systems before the occurrence of a material disruption to our business. Any failure of these third parties to resolve Year 2000 Issues with their systems in a timely manner could have a material adverse effect on our business, financial condition or results of operations.

       We have not developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations, and we do not plan to do so in the future. Any investigations we have undertaken with respect to Year 2000 Issues have been funded from available cash, and these costs have not been separately accounted for. To date, these costs have not been significant.

We Have Certain Antitakeover Defenses that Could Delay or Prevent an Acquisition of Our Company

       Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of GlobeSpan. For example, we have authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, our stockholders may not take actions by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings and our directors may be removed only for cause and upon the affirmative vote of at least 80% of our outstanding voting shares.

       We May Need to Raise Additional Capital Which Might Not Be Available or Which, if Available, Would Be on Terms Adverse to Our Recent Public Offering

       We expect the net proceeds from our recent public offering, our current cash and cash equivalents and cash from commercial borrowing availability under credit facilities will meet our working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

Our Stock Price May Be Volatile or Thinly Traded, Which Might Make it Difficult for Stockholders to Sell Their Shares

         The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

         -  Variations in our quarterly operating results;

         - Changes in financial estimates of our revenues and operating results by securities analysts;

         -  Changes in market valuations of integrated circuit companies;

         - Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

         - Loss of our decrease in sales to a major customer or failure to complete significant transactions;

         -  Loss or reduction in manufacturing capacity from Lucent
            Technologies;

         -  Additions or departures of key personnel;

         -  Future sales of our common stock;

         - Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

         -  Commencement of or involvement in litigation; and

         - Announcements by us or our competitors of key design wins and product introductions.

We Could Be Subject to Class Action Litigation Due to Stock Price Volatility, Which, if It Occurs, Will Distract Management and Result in Substantial Costs, and Could Result in Judgments Against Us

       In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could cause serious harm to our business, financial condition and results of operations.

PART II. OTHER INFORMATION

                                 GLOBESPAN, INC.

ITEM 1.  LEGAL PROCEEDINGS.

       In June 1998, we filed suit against Hanan Herzberg, Selvaraj Seetharaman and Xiao-Feng Qi in the Superior Court of New Jersey seeking compensatory damages, costs and attorneys' fees and injunctive relief based on allegations of misappropriation of trade secrets. In April 1998, the defendants terminated their employment with our company and subsequently began employment with Level One Communications, a competitor in the DSL industry. No counterclaim has been asserted against us. On June 16, 1999, the Superior Court of New Jersey issued a final judgment in favor of GlobeSpan and against the defendants, ordering injunctive and other relief against the defendants. We anticipate that defendants may seek to appeal the Court's judgment. Due to the nature of litigation, we cannot ascertain whether the judgment would be upheld on appeal. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. However, this litigation could be time consuming and costly, and there can be no assurance that we will necessarily prevail given the inherent uncertainties in litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       In May 1999, the Company designated 1,461,454 shares of preferred stock as Series A Preferred Stock ("Series A Stock"). The Series A Stock was convertible, at the option of the holder, into shares of common stock at any time after the date of issuance at a conversion rate of $8.211 per share and automatically converted upon consummation of the Company's IPO.

       On May 6, 1999, the Company completed the sale of an aggregate 1,461,454 shares of Series A Stock and warrants to purchase an aggregate 300,000 shares of common stock for gross proceeds of $12.0 million to Cisco Systems, Inc. and Intel Corporation (the "Series A Investors"). The warrants issued to the Series A Investors are exercisable for a five year term and at exercise prices equal to the initial public offering price of $15.00 for the first 75,000 shares, $18.75 for the second 75,000 shares, $22.50 for the third 75,000 shares and $26.25 for the last 75,000 shares.

       The Company granted Cisco Systems, Inc. a right to require the Company to repurchase its Series A Stock and warrants at cost, at any time after September 30, 1999, if by such date, the Company and the investor have not signed a definitive development agreement, as defined, or if the second Series A Investor gives the Company notice of its intention to exercise its right, as described below. This right terminated upon consummation of the IPO.

       The Company granted Intel Corporation a right to require the Company to repurchase its Series A Stock and warrants at cost, at any time after the first Series A Investor has given notice to the Company of its intention to exercise its right as described above or December 31, 1999, if the Company has not completed its IPO. This right terminated upon consummation of the IPO. In addition, the Company has agreed not to assert any patent right against Intel Corporation as long as Intel Corporation maintains an investment in the Company of at least 1% of its capital stock.

       The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-75173), was June 22, 1999. The class of securities registered was Common Stock. The offering commenced on June 23, 1999. The managing underwriters for the offering were BancBoston Robertson Stephens Inc., Donaldson, Lufkin and Jenrette Securities Corporation, SG Cowen Securities Corporation and Thomas Weisel Partners LLC.

       Pursuant to the Registration Statement, the Company sold 3,737,500 shares of its Common Stock, including over-allotment, for an aggregate offering price of approximately $56.1 million.

       The Company incurred expenses of approximately $6.6 million, of which $3.9 million represented underwriting discounts and commissions and approximately $2.7 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses was $49.5 million.

       We used $5.0 million of the net proceeds to repay our subordinated note payable to Communications Partners, L.P., and plan to use the balance for general corporate purposes, including working capital. The remaining net proceeds have been invested in cash, cash equivalents and short term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

ITEM 5.  OTHER INFORMATION.

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

    EXHIBIT
      NO.                           DESCRIPTION
      ---                           -----------
      3.1         Form of Restated Certificate of Incorporation of the
                  Registrant - incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
      3.2         Amended and Restated Bylaws of the Registrant - incorporated herein by reference to Exhibit 3.4 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
      4.1         Reference is made to Exhibits 3.1 and 3.2.
      4.2         Form of Registrant's Common Stock certificate - incorporated herein by reference to Exhibit 4.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
      4.3         Investors' Rights Agreement dated May 6, 1999 - incorporated herein by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
      4.4         Warrant for the purchase of Common Stock made by the
                  Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.20 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
      4.5         Warrant for the purchase of Common Stock made by the
                  Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.21 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.1         Form of Indemnification Agreement entered into by the
                  Registrant with each of its directors and executive officers -
                  incorporated herein by reference to Exhibit 10.1 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.2         1999 Equity Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
                  Form S-1 (File No. 333-75173).
     10.3         Employee Stock Purchase Plan - incorporated herein by
                  reference to Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
     10.4         1999 Director Stock Plan - incorporated herein by reference to
                  Exhibit 10.4 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.5         Business Loan Agreement between BankAmerica Business Credit and Registrant, dated May 14, 1998 incorporated herein by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.6         Real Property Lease between Paradyne Corporation and Shav
                  Associates, dated October 8, 1996 incorporated herein by
                  reference to Exhibit 10.7 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).

     10.7         Real Property Sublease by and between Registrant and Paradyne
                  Corporation, dated December 10, 1997 10.7 - incorporated herein by reference to Exhibit 10.8 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
     10.8         Amendment to Real Property Sublease by Registrant and Paradyne
                  Corporation, dated January 1, 1999 incorporated herein by reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.9         Termination Agreement between Registrant and Paradyne
                  Corporation, dated December 31, 1998 incorporated herein by reference to Exhibit 10.10 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.10        Subordinated Promissory Note between Registrant and
                  Communication Partners, L.P., dated December 15, 1998 - incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.11 Employment Agreement between Registrant and Armando Geday, dated April 1, 1997 - incorporated herein by reference to
                  Exhibit 10.12 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.12 Employment Agreement between Registrant and Thomas Epley, dated August 29, 1997 - incorporated herein by reference to
                  Exhibit 10.13 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.13+ Agreement for the Manufacture and Sale of ASIC Products between Registrant and Lucent Technologies Inc.
                  Microelectronics, dated March 23, 1999 - incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.14        Intellectual Property Agreement among Registrant, Lucent
                  Technologies Inc. and Paradyne Corporation, dated July 31,
                  1996 - incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.15        Tax Matters Agreement between Registrant and Paradyne
                  Corporation, dated July 31, 1996 incorporated herein by reference to Exhibit 10.16 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.16+       Product Supply Agreement between Registrant and Paradyne
                  Corporation dated March 16, 1999 incorporated herein by reference to Exhibit 10.17 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.17        AT&T Trademark and Patent Agreement between Registrant, AT&T
                  Corp. and Paradyne Corporation, dated July 31, 1996 - incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.18        Investors' Rights Agreement between Registrant, Intel
                  Corporation, Cisco Systems, Inc. and Communication Partners,
                  L.P., dated May 6, 1999 - incorporated herein by reference to
                  Exhibit 10.19 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.19 Warrant for the purchase of Common Stock made by the Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.20 Warrant for the purchase of Common Stock made by the Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.21 Covenant Not to Sue between Registrant and Intel Corporation, dated May 6, 1999 - incorporated herein by reference to
                  Exhibit 10.22 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     27.1         Financial Data Schedule for EDGAR Filing.


       + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

       (b)  Reports on Form 8-K.

       None.

                                 GLOBESPAN, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GLOBESPAN, INC.



Date:  August 11, 1999                      By: /s/ Robert McMullan
                                               ---------------------------------
                                               Robert McMullan
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                           DESCRIPTION
      ---                           -----------
      3.1         Form of Restated Certificate of Incorporation of the
                  Registrant - incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
      3.2         Amended and Restated Bylaws of the Registrant - incorporated herein by reference to Exhibit 3.4 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
      4.1         Reference is made to Exhibits 3.1 and 3.2.
      4.2         Form of Registrant's Common Stock certificate - incorporated herein by reference to Exhibit 4.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
      4.3         Investors' Rights Agreement dated May 6, 1999 - incorporated herein by reference to Exhibit 10.19 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
      4.4         Warrant for the purchase of Common Stock made by the
                  Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.20 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
      4.5         Warrant for the purchase of Common Stock made by the
                  Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.21 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.1         Form of Indemnification Agreement entered into by the
                  Registrant with each of its directors and executive officers -
                  incorporated herein by reference to Exhibit 10.1 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.2         1999 Equity Incentive Plan - incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
                  Form S-1 (File No. 333-75173).
     10.3         Employee Stock Purchase Plan - incorporated herein by
                  reference to Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
     10.4         1999 Director Stock Plan - incorporated herein by reference to
                  Exhibit 10.4 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.5         Business Loan Agreement between BankAmerica Business Credit and Registrant, dated May 14, 1998 incorporated herein by
                  reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.6         Real Property Lease between Paradyne Corporation and Shav
                  Associates, dated October 8, 1996 incorporated herein by
                  reference to Exhibit 10.7 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.7         Real Property Sublease by and between Registrant and Paradyne
                  Corporation, dated December 10, 1997 10.7 - incorporated
                  herein by reference to Exhibit 10.8 to the Company's
                  Registration Statement on Form S-1 (File No. 333-75173).
     10.8         Amendment to Real Property Sublease by Registrant and Paradyne
                  Corporation, dated January 1, 1999 incorporated herein by
                  reference to Exhibit 10.9 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.9         Termination Agreement between Registrant and Paradyne
                  Corporation, dated December 31, 1998 incorporated herein by reference to Exhibit 10.10 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.10        Subordinated Promissory Note between Registrant and
                  Communication Partners, L.P., dated December 15, 1998 -
                  incorporated herein by reference to Exhibit 10.11 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.11        Employment Agreement between Registrant and Armando Geday, dated April 1, 1997 - incorporated herein by reference to
                  Exhibit 10.12 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).

    EXHIBIT
      NO.                           DESCRIPTION
      ---                           -----------
     10.12        Employment Agreement between Registrant and Thomas Epley,
                  dated August 29, 1997 - incorporated herein by reference to
                  Exhibit 10.13 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.13+       Agreement for the Manufacture and Sale of ASIC Products
                  between Registrant and Lucent Technologies Inc.
                  Microelectronics, dated March 23, 1999 - incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.14        Intellectual Property Agreement among Registrant, Lucent
                  Technologies Inc. and Paradyne Corporation, dated July 31,
                  1996 - incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.15        Tax Matters Agreement between Registrant and Paradyne
                  Corporation, dated July 31, 1996 incorporated herein by
                  reference to Exhibit 10.16 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.16+       Product Supply Agreement between Registrant and Paradyne
                  Corporation dated March 16, 1999 incorporated herein by
                  reference to Exhibit 10.17 to the Company's Registration
                  Statement on Form S-1 (File No. 333-75173).
     10.17        AT&T Trademark and Patent Agreement between Registrant, AT&T
                  Corp. and Paradyne Corporation, dated July 31, 1996 -
                  incorporated herein by reference to Exhibit 10.18 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.18        Investors' Rights Agreement between Registrant, Intel
                  Corporation, Cisco Systems, Inc. and Communication Partners,
                  L.P., dated May 6, 1999 - incorporated herein by reference to
                  Exhibit 10.19 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     10.19        Warrant for the purchase of Common Stock made by the
                  Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.20 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.20        Warrant for the purchase of Common Stock made by the
                  Registrant and held by Cisco Systems, Inc., dated May 6, 1999
                  - incorporated herein by reference to Exhibit 10.21 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-75173).
     10.21        Covenant Not to Sue between Registrant and Intel Corporation, dated May 6, 1999 - incorporated herein by reference to
                  Exhibit 10.22 to the Company's Registration Statement on Form
                  S-1 (File No. 333-75173).
     27.1         Financial Data Schedule for EDGAR Filing.


       + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.