Form 10-Q
period 1999-09-30
GLOBESPAN SEMICONDUCTOR INC
filed 1999-11-15
CIK 1081197

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

                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]No [X] .

      The number of shares outstanding of the Registrant's Common Stock as of November 4, 1999 was 19,290,468.

================================================================================

                                 GLOBESPAN, INC.

                                      INDEX

                                                                             PAGE NO.
                                                                             --------
Part I. Financial Information ...........................................       i
        Item 1. Condensed Balance Sheets as of September 30, 1999 and
                December 31, 1998 .......................................       1

        Condensed Statements of Operations for the Three Months and
        Nine Months Ended September 30, 1999 and 1998 ...................       2

        Condensed Statements of Cash Flows for the Nine Months Ended
        September 30, 1999 and 1998 .....................................       3

        Notes to Financial Statements ...................................       4

        Item 2. Management's discussion and Analysis of Financial
                Condition and Results of Operations .....................       6

Part II Other Information ...............................................      22
        Item 1. Legal Proceedings .......................................      22
        Item 2. Changes in Securities and Use of Proceeds ...............      22
        Item 3. Defaults Upon Senior Securities .........................      23
        Item 4. Submission of Matters to a Vote of Security Holders .....      23
        Item 5. Other Information .......................................      23
        Item 6. Exhibits and Reports on Form 8-K ........................      23

Signature ...............................................................      26

Exhibit Index ...........................................................      27

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                 GLOBESPAN, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)




                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1999           1998
                                                                                -------------  ------------
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .............................................      $ 46,184       $     12
     Accounts receivable, less allowance for doubtful account
       of $111 and $61, respectively .......................................         6,466          3,823
     Accounts receivable from affiliates ...................................           351             73
     Inventories ...........................................................         5,184            912
     Prepaid income taxes ..................................................         1,093          1,178
     Prepaid expenses and other current assets .............................         1,283            564
                                                                                  --------       --------
          Total current assets .............................................        60,561          6,562
Property and equipment, net ................................................         6,070          6,680
Other assets ...............................................................         1,678            188
                                                                                  --------       --------
       Total assets ........................................................      $ 68,309       $ 13,430
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit .......................................      $      2       $  2,466
     Accounts payable ......................................................         4,109          2,131
     Accounts payable to affiliates ........................................            80            327
     Accrued expenses and other liabilities ................................         5,260          1,482
     Payroll and benefit related liabilities ...............................         4,316          2,519
     Current portion of capital lease obligations ..........................           932            292
                                                                                  --------       --------
          Total current liabilities ........................................        14,699          9,217
 Subordinated note payable to Communication Partners, L.P. .................            --          5,000
 Capital lease obligations, less current portion ...........................           477            506
                                                                                  --------       --------
      Total liabilities ....................................................        15,176         14,723
Commitments and contingencies
Stockholders' equity (deficit):
    Preferred stock, par value $0.001; 10,000,000 shares
       authorized; none issued and outstanding .............................            --             --
     Common stock, par value $0.001; 100,000,000 shares authorized;
       19,290,468 and 12,265,265 shares issued and outstanding, respectively            19             12
     Stock purchase warrant ................................................            --          3,654
     Additional paid-in capital ............................................        74,872          3,629
     Notes receivable from stock sales .....................................        (7,420)          (725)
     Deferred stock compensation ...........................................           (59)           (76)
     Accumulated deficit ...................................................       (14,279)        (7,787)
                                                                                  --------       --------
         Total stockholders' equity (deficit) ..............................        53,133         (1,293)
                                                                                  --------       --------
          Total liabilities and stockholders' equity (deficit) .............      $ 68,309       $ 13,430
                                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         For three months                      For nine months
                                                        ended September 30,                  ended September 30,
                                                 -------------------------------       -------------------------------
                                                     1999               1998               1999               1998
                                                 ------------       ------------       ------------       ------------
Net revenues ..............................      $     17,032       $      7,765       $     35,107       $     23,016

  Cost of sales ...........................             6,584              2,328             12,721              6,488
  Cost of sales related to
    termination charge ....................                --                 --              1,119                 --
                                                 ------------       ------------       ------------       ------------
Gross profit ..............................            10,448              5,437             21,267             16,528
                                                 ------------       ------------       ------------       ------------
Operating Expenses
  Research and development ................             6,931              5,020             17,805             12,555
  Selling, general and administrative .....             4,328              3,022             10,206              7,021
  Amortization and other ..................                --                 83                 --                583
                                                 ------------       ------------       ------------       ------------
Total operating expenses ..................            11,259              8,125             28,011             20,159
                                                 ------------       ------------       ------------       ------------
Loss from operations ......................              (811)            (2,688)            (6,744)            (3,631)
  Interest (expense) income, net ..........               553                (48)               253                (20)
                                                 ------------       ------------       ------------       ------------
Loss before income taxes ..................              (258)            (2,736)            (6,491)            (3,651)
  Income tax (benefit) ....................                --             (1,008)                --             (1,261)
                                                 ------------       ------------       ------------       ------------
Net loss ..................................      $       (258)      $     (1,728)      $     (6,491)      $     (2,390)

Preferred stock deemed dividend
  and accretion ...........................                --                 --             (3,466)                --
                                                 ------------       ------------       ------------       ------------
Net loss attributable to
  common stockholders .....................      $       (258)      $     (1,728)      $     (9,957)      $     (2,390)
                                                 ============       ============       ============       ============

Basic and diluted net loss per
  share attributable to common
  shareholders ............................      $      (0.01)      $      (0.15)      $      (0.68)      $      (0.20)
                                                 ============       ============       ============       ============

Weighted average shares of
  common stock outstanding
  used in computing basic
  and diluted net loss per share ..........        18,465,506         11,908,676         14,650,418         11,840,487
                                                 ============       ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------

CASH FLOW (USED IN) OPERATING ACTIVITIES
Net loss ................................................................      $ (6,491)      $ (2,390)
Adjustments to reconcile net loss to cash (used in) operating activities:
    Provision for bad debts .............................................            50             12
    Provision for inventory obsolescence ................................            --             95
    Amortization and depreciation .......................................         2,492          2,158
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivables .......................        (2,971)         2,412
      (Increase) in inventories .........................................        (4,272)        (1,154)
      (Increase) in prepaid expenses and other assets ...................        (2,244)        (2,656)
      Increase (decrease) in accounts payable ...........................         1,731           (155)
      Increase in accrued expenses and other
      current liabilities ...............................................         5,575          1,570
                                                                               --------       --------
    Net cash (used in) operating activities .............................        (6,130)          (108)
                                                                               --------       --------
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Capital expenditures ....................................................          (799)        (3,693)
                                                                               --------       --------
    Net cash (used in) investing activities .............................          (799)        (3,693)
                                                                               --------       --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Repayments of) proceeds from borrowings under subordinated note payable         (5,000)         2,014
(Repayments of) proceeds from borrowings under line of credit ...........        (2,464)           964
Proceeds from issuance of common stock, net .............................        49,750             42
Proceeds from issuance of preferred stock, net ..........................        11,150             --
Proceeds from repayment of notes receivable .............................            --             --
Repayments of capital lease obligations .................................          (335)           (19)
                                                                               --------       --------
    Net cash provided by financing activities ...........................        53,101          3,001
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ....................        46,172           (800)
Cash and cash equivalents at beginning of period ........................            12            875
                                                                               --------       --------
Cash and cash equivalents at end of period ..............................      $ 46,184       $     75
                                                                               ========       ========
Supplemental noncash financing activities:
Notes receivable from sale of stock .....................................         6,695            375
                                                                               ========       ========
Forgiveness of subordinated note payable ................................           100             --
                                                                               ========       ========
Capital Lease Borrowings ................................................           611            200
                                                                               ========       ========

        See Note 1 regarding conversion of Series A preferred stock into common stock.

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

      In June 1999, GlobeSpan completed an initial public offering of 3,250,000 shares of common stock resulting in net proceeds, after deducting underwriting commissions, of approximately $45.3 million. The underwriters' additional 15% over-allotment option (487,500 shares of common stock) exercised in July 1999 resulted in net proceeds, after deducting underwriting commissions, of $6.8 million. The net proceeds of the initial public offering were used to retire approximately $5.0 million of subordinated long-term debt to Communication Partners, L.P., a related party, to loan Mr. Geday, president and CEO, approximately $2.2 million in connection with the early exercise of his options to purchase GlobeSpan common stock and the payment of the resulting withholding taxes, and for working capital. Upon the closing of the initial public offering, all outstanding shares of Series A preferred stock, issued in May 1999 for $12.0 million, converted into shares of common stock on a one for one basis. In addition, the outstanding warrant to purchase common stock issued to Lucent Technologies was net exercised for 724,500 shares of common stock.

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

Reverse Stock Split

      The Board of Directors effected a one-for-three reverse stock split concurrent with the initial public offering effective June 21, 1999. The Board of Directors also approved the adjustment of par value to $0.001 per share. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of this reverse stock split for all periods presented.

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

      As of September 30, 1999 and 1998, the Company had outstanding options and warrants to purchase an aggregate of 2,311,384 and 1,908,208 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

Revenue Concentration

      Three customers accounted for 48.9%, 9.3% and 4.9% of net revenues in the three months ended September 30, 1999 . For the three months ended September 30, 1998, three customers accounted for 47.2%, 10.5% and 6.8% of net revenues, respectively. For the nine months ended September 30, 1999 three customers accounted for 46.1%, 7.7% and 7.2% of net revenues. In 1998, three customers accounted for 44.2%, 17.0% and 11.2% of net revenues.

      Revenues by geographic region for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 were as follows:

                               For three months             For nine months
                              ended September 30,          ended September 30,
                            -----------------------      ----------------------
                              1999           1998          1999          1998
                            --------       --------      --------      --------
Net revenues:
  United States             $  7,022       $  5,443      $ 18,417      $ 16,804
  Europe                       1,215          1,098         3,676         3,315
  Mexico/Latin America         3,267             --         4,726            71
  Asia                         5,540            867         8,156         2,380
  Australia                      (12)           357           132           446
                            --------       --------      --------      --------
                            $ 17,032       $  7,765      $ 35,107      $ 23,016
                            ========       ========      ========      ========


2.    RELATED PARTY TRANSACTIONS

      In March 1999, the Company and Paradyne Corporation agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately $1.2 million) to terminate the July discount pricing arrangement with Paradyne Corporation. Such payment was made in July 1999 and was charged to cost of sales during the three months ended March 31, 1999. In addition, GlobeSpan and Paradyne Corporation as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and Paradyne Corporation also entered into a four-year Supply Agreement which gave Paradyne Corporation preferential pricing and other terms in connection with the sale by GlobeSpan of products to Paradyne Corporation. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor Paradyne Corporation's orders for GlobeSpan's products in quantities at least consistent with Paradyne Corporation's past ordering practices and must afford Paradyne Corporation at least the same priority for Paradyne Corporation's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted Paradyne Corporation a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of Paradyne Corporation's products which incorporate GlobeSpan's products. Net revenues for the three months ended September 30, 1999 and 1998 were $1.6 million and $0.2 million, respectively, and for the nine months ended September 30, 1999 and 1998 were $2.7 million and $0.7 million, respectively.

3.    LOAN TO OFFICER

      On June 16, 1999, the Company loaned approximately $2.2 million to Armando Geday, its president and CEO, in connection with the purchase of approximately 489,060 shares of the Company's common stock and the payment of withholding taxes for the income realized on the exercise of the underlying stock options. The note is a full recourse note to the borrower, is collateralized by the stock, bears interest at the rate of 5.37% per annum and is payable upon the earlier of the fifth anniversary of the note, or 30 days following the termination of employment.

4.    PREFERRED STOCK DEEMED DIVIDEND AND ACCRETION

      On May 6, 1999, the Company completed the sale of an aggregate 1,461,454 shares of Series A preferred stock and warrants to purchase an aggregate 300,000 shares of common stock for gross proceeds of $12.0 million. Since the issuance included a non-detachable conversion feature to common stock at the initial public offering of the Company, that was "in-the-money" at the date of issuance and was immediately exercisable, the Company recognized a one-time charge of approximately $3.5 million for the beneficial conversion feature attributable to the common shareholders and accretion charges in the three months ended June 30, 1999. See Note 1 of Notes to Financial Statements.

5.      TERMINATION OF BANKAMERICA BUSINESS CREDIT LINE OF CREDIT

      Effective September 30, 1999, a termination agreement and mutual release was signed by BankAmerica Business Credit and the Company with regard to a $5.0 million revolving line of credit (the "Credit Line"), which bore interest at the bank's prime rate plus 1.5%. As of September 30, 1999, there was no outstanding balance under this credit line. The Credit Line contained certain financial covenants and restrictions as to various matters including our ability to pay cash dividends or to effect mergers or acquisitions, incur certain other indebtedness or to make certain investments without the bank's prior approval. The Company was in compliance with such financial covenants and restrictions at the time of termination of the agreement. Borrowings under the Credit Line were collateralized by substantially all of the Company's assets. The Credit Line was scheduled to expire in May 2003.

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

                                                        For Three Months            For Nine Months
                                                       Ended September 30,        Ended September 30,
                                                      --------------------        --------------------
                                                       1999          1998          1999          1998
                                                      ------        ------        ------        ------
Net revenues ...................................       100.0%        100.0%        100.0%        100.0%
                                                      ------------------------------------------------
Cost of sales ..................................        38.7          30.0          36.2          28.2
Cost of sales related to termination charge ....          --            --           3.2            --
                                                      ------------------------------------------------
   Gross profit ................................        61.3          70.0          60.6          71.8
                                                      ------------------------------------------------
Operating expenses
   Research and development ....................        40.7          64.6          50.7          54.5
   Selling, general and administrative .........        25.4          38.9          29.1          30.5
   Amortization and other ......................          --           1.1            --           2.5
                                                      ------------------------------------------------
        Total operating expenses ...............        66.1         104.6          79.8          87.6
                                                      ------------------------------------------------

Loss from operations ...........................        (4.8)        (34.6)        (19.2)        (15.8)
Interest income (expense), net .................         3.2          (0.6)          0.7          (0.1)
                                                      ------------------------------------------------
Loss before income taxes .......................        (1.5)        (35.2)        (18.5)        (15.9)
(Benefit) for income taxes .....................          --         (13.0)           --          (5.5)
                                                      ------------------------------------------------
Net loss .......................................        (1.5)%       (22.3)%       (18.5)%       (10.4)%
                                                      ================================================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Net Revenues Our net revenues were $17.0 million and $7.8 million in the three months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 119.3%. This increase in net revenues was primarily due to the increases in unit volume shipments to existing customers, expansion of our customer base and the introduction of new products. Net revenues from international customers represented 58.8% and 29.9% of our net revenues in the three months ended September 30, 1999 and 1998, respectively. Net revenues from international customers increased as a percentage of net revenues as a result of greater shipments to existing customers in the Asian pacific rim, as well as the use of outside manufacturers located in the Asian pacific rim and Mexico by domestic customers. We expect that revenues generated from international customers will continue to account for a significant percentage of our net revenues.

      Cost of Sales and Gross Profit. Our gross profit was $10.4 million and $5.4 million in the three months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 92.2%. Our gross margin was 61.3% and 70.0% in the three months ended September 30, 1999 and 1998, respectively. The decrease in gross margin was due to lower average selling prices and product mix. The increase in gross profit dollars was the result of higher unit sales. We expect that gross margin may decrease due to a number of factors, including pressures on average selling prices, product mix, and customer mix.

      Research and Development. Our research and development expenses were $6.9 million and $5.0 million in the three months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 38.1%. Research and development expense represented 40.7% and 64.6% of net revenues for the three months ended September 30, 1999 and 1998, respectively. The increase in dollars resulted from an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support and incurred higher amounts of non-recurring engineering expenses related to new products. Our research and development expense may increase due to planned increases in personnel, prototyping costs and depreciation resulting from increased capital investment.

      Selling, General and Administrative. Our selling, general and administrative expense was $4.3 million and $3.0 million in the three months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 43.2%. Selling, general and administrative expense represented 25.4% and 38.9% of net revenues for the three months ended September 30, 1999 and 1998, respectively. The increase in dollars resulted from the addition of sales, marketing and administrative personnel and related expenses, increased commissions and administrative costs. Our selling, general and administrative expense may increase due to higher commissions and administrative costs.

      Amortization and Other. Amortization of patents was provided on a straight-line basis commencing in August 1996 through July 1998. Our expense for amortization of patents was $0.1 million in the three months ended September 30, 1998.

      Other income (expense), net. Interest income for the three months ended September 30, 1999 was $0.6 million. Interest expense for the three months ended September 30, 1998 was immaterial. The increased interest income resulted from investment of proceeds from the Company's initial public offering.

      Income Taxes. We use the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 8 of Notes to Financial Statements). We recorded an income tax benefit during the three months ended September 30, 1998 primarily reflecting a loss carryback. Since we generated a loss in the three months ended September 30, 1999 and had a loss carryforward for the year ended December 31, 1998, we did not record an income tax benefit for the three months ended September 30, 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Net Revenues Our net revenues were $35.1 million and $23.0 million in the nine months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 52.5%. This increase in revenues was primarily due to the increases in unit volume shipments to existing customers, expansion of our customer base and the introduction of new products. Net revenues from international customers represented 47.5% and 27.2% of our net revenues in the nine months ended September 30, 1999 and 1998, respectively. Net revenues from international customers increased as a percentage of net revenues as a result of greater shipments to existing customers in the Asian pacific rim as well as the use of outside manufacturers located in the Asian pacific rim and Mexico by domestic customers. We expect that revenues generated from international customers will continue to account for a significant percentage of our net revenues.

      Cost of Sales and Gross Profit. Our gross profit was $21.3 million and $16.5 million in the nine months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 28.7%. Our gross margin was 60.6%, and 71.8% in the nine months ended September 30, 1999 and 1998, respectively. The decrease in gross margin was related to a charge incurred in March 1999 for the termination of a royalty agreement, lower average selling prices and product mix. Without this termination charge, our gross margin would have been 63.8% in the nine months ended September 30, 1999. We expect that gross margin may decrease due to a number of factors, including, but not limited to pressures on average selling prices, product mix and customer mix.

      Research and Development. Our research and development expenses were $17.8 million and $12.6 million in the nine months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 41.8%. Research and development expense represented 50.7% and 54.5% of net revenues for the nine months ended September 30, 1999 and 1998, respectively. The increase in dollars resulted from an increase in development efforts in advance of anticipated revenue from such efforts. In particular, we added new personnel and related support and incurred higher amounts of non-recurring engineering expenses related to new products. Our research and development expense may increase due to planned increases in personnel, prototyping costs and depreciation resulting from increased capital investment.

      Selling, General and Administrative. Our selling, general and administrative expenses were $10.2 million and $7.0 million in the nine months ended September 30, 1999 and 1998, respectively. This amount represents an increase of 45.4%. Selling, general and administrative expense represented 29.1% and 30.5% of net revenues for the nine months ended September 30, 1999 and 1998, respectively. The increases in dollars resulted from the addition of sales, marketing and administrative personnel and related expenses, increased commissions and administrative costs. Our selling, general and administrative expense may increase due to higher commissions and administrative costs.

      Amortization and Other. Amortization of patents was provided on a straight-line basis commencing in August 1996 through July 1998. Our expense for amortization of patents was $0.6 million in the nine months ended September 30, 1998.

      Other income (expense), net. Interest income for the nine months ended September 30, 1999 was $0.3 million. Interest expense for the nine months ended September 30, 1999 was immaterial. The increased interest income resulted from investment of proceeds from the Company's initial public offering.

      Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 8 of Notes to Financial Statements). We recorded an income tax benefit for the three months ended June 30, 1998 primarily reflecting a loss carryback. Since we generated a loss in the nine months ended September 30, 1999 and had a loss carryforward for the year ended December 31, 1998, we did not record an income tax benefit for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from initial capital, borrowings on our lines of credit and the recent sale of Series A preferred stock and common stock through our initial public offering on June 23, 1999. As of September 30, 1999, we had working capital of approximately $45.9 million and $46.2 million in cash and cash equivalents.

      Net cash used in operating activities was $6.1 million in the nine months ended September 30, 1999. Net cash used in operating activities was $0.1 million in the nine months ended September 30, 1998. The increase in 1999 from 1998 was primarily due to greater net loss.

      Net cash used in investing activities was $0.8 million and $3.7 million in nine months ended September 30, 1999 and 1998, respectively, and related primarily to lower capital expenditures to date. We may increase our capital expenditures in 1999.

      Cash provided from financing activities was $53.1 million in the nine months ended September 30, 1999, and was provided by the net proceeds of sales of preferred and common shares of $11.1 million and $49.8 million, respectively.

Cash provided from financing activities was $3.0 million in the nine months ended September 30, 1998, and was provided by borrowings under a Credit Line and Subordinated Note. Effective September 30, 1999 a termination agreement and mutual release was signed by BankAmerica Business Credit and the Company with regard to a $5.0 million revolving line of credit (the "Credit Line") which bore interest at the bank's prime rate plus 1.5%. As of September 30, 1999 there was no outstanding balance under this credit line. The Credit Line contained certain financial covenants and restrictions as to various matters including our ability to pay cash dividends or to effect mergers or acquisitions, incur certain other indebtedness or to make certain investments without the bank's prior approval. We were in compliance with such financial covenants and restrictions at the time of termination of the agreement. As of September 30, 1999 we had a subordinated borrowings line from Communication Partners, L.P. (the "Subordinated Line") of up to $10.0 million bearing interest at prime rate plus 1.0%. As of September 30, 1999 there was no outstanding balance under this subordinated line. Five million dollars of the Subordinated Line expires on March 31, 2000 and $5.0 million in May 2003. We have no plans to borrow under the Subordinated Line at this time. We used a portion of the proceeds of the initial public offering to repay all outstanding indebtedness under both the Credit Line and the Subordinated Line.

      We currently anticipate that the net proceeds from our initial public offering, together with our current cash, cash equivalents, and the Subordinated Line, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

      - Loss of a significant customer, or a significant decrease in purchases by significant customers, such as Cisco Systems or Paradyne Corporation;

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

We Have a History of Losses, and We Expect to Incur Losses in the Future

      Our failure to significantly increase our revenues would result in continuing losses. We incurred net losses of $0.8 million in the five months ended December 31, 1996, earned net income of $0.8 million in 1997 and incurred net losses of

$7.8 million in 1998 and $7.5 million in the nine months ended September 30, 1999. We expect to incur net losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant quarterly revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

The Loss of One or More of Our Key Customers Would Result in a Loss of a Significant Amount of Our Revenues

      A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, or experience a loss of any of our significant customers, particularly Cisco Systems, or suffer a substantial reduction in orders from such customers. In the five months ended December 31, 1996, the years ended December 31, 1997 and 1998 and the nine months ended September 30, 1999, our customers who individually represented at least five percent of our net revenues accounted for 85.5%, 72.6%, 70.1% and 61.0%, respectively, of our net revenues. In 1996, our top three customers were Lucent Technologies, LG Information & Communications and Ascom Hasler AG, which accounted for 27.2%, 15.9% and 12.0% of our net revenues, respectively. In 1997, our top three customers were LG Information & Communications, Ascom Hasler AG and Westell Technologies, which accounted for 21.4%, 12.5% and 9.6% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascom Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. In the nine months ended September 30, 1999, our top three customers were Cisco Systems, Paradyne Corporation, and Ascom Hasler AG, which accounted for 46.1%, 7.7% and 7.2% of our net revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Furthermore, it is possible that DSL equipment manufacturers, such as Cisco Systems, Paradyne Corporation, and Ascom Hasler AG, may design and develop internally, or acquire, their own chip set technology, rather than continue to purchase chip sets from third parties such as us. We expect that sales of our products to relatively few customers will continue to account for a significant portion of our net revenues for the foreseeable future.

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

      For example, DSL products utilize different coding techniques to transmit data reliably over copper telephone wires. These coding techniques, or line codes, include two bits per quadrant (2BIQ), carrierless amplitude phase modulation (CAP), discrete multitone modulation (DMT) and pulse amplitude modulation (PAM). To date, most large volume DSL service deployments have used the 2BIQ and CAP line codes. Recently, U.S. and international standards bodies have defined additional standards specifications which incorporate the DMT and PAM line codes for DSL applications. Although we have recently introduced products based on these standards, the majority of our product revenues to date have come from the sale of chip sets that use the CAP line code.

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

Our Industry Is Highly Competitive, and We Cannot Assure You that We Will Be Able to Effectively Compete

      The DSL chip set market is intensely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We believe that we must compete on the basis of a variety of factors, including:

      -   Time to market;

      -   Functionality;

      -   Conformity to industry standards;

      -   Performance;

      -   Price;

      -   Breadth of product lines;

      -   Product migration plans; and

      -   Technical support.

      We believe our principal competitors include Alcatel, Analog Devices, Centillium Technology Corporation, Conexant Systems, Level One Communications, Lucent Technologies, MetaLink, Motorola and Texas Instruments. In addition to these competitors, there have been growing numbers of announcements by other integrated circuit companies that they intend to enter the DSL chip set market.

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

If Leading DSL Equipment Manufacturers Do Not Incorporate Our Chip Sets in Successful Products, Sales of Our Products Will Significantly Decline

      We rely upon DSL equipment manufacturers, such as Cisco Systems and Paradyne Corporation, to design our chip sets into their DSL products. We further rely on these products to be successful, and if they are not, we will not sell our chip sets in volume quantities. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these DSL equipment - manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the DSL equipment manufacturing industry, or if a small number of DSL equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the DSL market and meet the requirements of DSL equipment manufacturers, or if we do not successfully establish and maintain relationships with leading DSL equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

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

The Recent Rapid Expansion in Our Operations Has Placed a Strain on Our Management and Personnel and Other Resources

      The recent rapid expansion in our operations has placed a strain on our management and personnel and other resources. If we do not successfully manage our business, financial condition and results of operations will be seriously harmed. Further, from December 31, 1997 to September 30, 1999, we increased from 93 to 186 total employees. This growth has placed and will continue to place a significant strain upon our management, operating and financial systems and other resources. To accommodate this expansion of operations, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our work force.

Sales to Customers Based Outside of the United States Have Accounted for a Significant Portion of Our Revenues, Which Exposes Us to Inherent Risks of International Business

      The following table shows the percentage of our net revenues which we derived from sales to customers based outside of the United States for the time periods indicated:

               Time Period                              Percentage of Net Revenues
               -----------                              --------------------------
      Five Months Ended December 31, 1996                        40.0%
      Year Ended December 31, 1997                               49.2%
      Year Ended December 31, 1998                               32.6%
      Nine Months Ended September 30, 1999                       47.5%

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

      In the year ended December 31, 1998 and the nine months ended September 30, 1999, 9.4% and 23.1%, respectively, of our net revenues were derived from customers based in Asian countries. Because of the continuing economic instability in Asia, sales of our chip sets to customers in this region may be adversely affected.

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

We Will Continue to Be Controlled by a Principal Stockholder, Which May Have the Effect of Preventing or Delaying a Change of Control of Our Company, and the Interests of the Principal Stockholder May Not Always Coincide with Those of Our Stockholders

      Our executive officers and directors and their affiliates own, in the aggregate, approximately 63.4% of our outstanding common stock.

      Entities affiliated with Texas Pacific Group own approximately 45.0% of GlobeSpan and are able to exercise control over GlobeSpan subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group, may not always coincide with our interests or the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In May 1999, the Company designated 1,461,454 shares of preferred stock as Series A Preferred Stock ("Series A Stock"). The Series A Stock was convertible, at the option of the holder, into shares of common stock at any time after the date of issuance at a conversion rate of $8.211 per share and automatically converted upon consummation of the Company's initial public offering.

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

      The Company granted Cisco Systems, Inc. a right to require the Company to repurchase its Series A Stock and warrants at cost, at any time after September 30, 1999, if by such date, the Company and the investor have not signed a definitive development agreement, as defined, or if the second Series A Investor gives the Company notice of its intention to exercise its right, as described below. This right terminated upon consummation of the initial public offering.

      The Company granted Intel Corporation a right to require the Company to repurchase its Series A Stock and warrants at cost, at any time after the first Series A Investor has given notice to the Company of its intention to exercise its right as described above or December 31, 1999, if the Company has not completed its initial public offering. This right terminated upon consummation of the initial public offering. In addition, the Company has agreed not to assert any patent right against Intel Corporation as long as Intel Corporation maintains an investment in the Company of at least 1% of its capital stock.

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

    10.5      Business Loan Agreement between BankAmerica Business Credit and
              Registrant, dated May 14, 1998 - incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form
              S-1 (File No. 333-75173).

    10.6      Real Property Lease between Paradyne Corporation and Shav
              Associates, dated October 8, 1996 - incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

   EXHIBIT
     NO.                                DESCRIPTION
     ---                                -----------
    10.7      Real Property Sublease by and between Registrant and Paradyne
              Corporation, dated December 10, 1997 - incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement
              on Form S-1 (File No. 333-75173).

    10.8      Amendment to Real Property Sublease by Registrant and Paradyne
              Corporation, dated January 1, 1999 - incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

    10.9 Termination Agreement between Registrant and Paradyne Corporation, dated December 31, 1998 - incorporated herein by reference to
              Exhibit 10.10 to the Company's Registration Statement on Form S-1
              (File No. 333-75173).

    10.10     Subordinated Promissory Note between Registrant and Communication
              Partners, L.P., dated December 15, 1998 - incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

    10.11     Employment Agreement between Registrant and Armando Geday, dated
              April 1, 1997 incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
              333-75173).

    10.12     Employment Agreement between Registrant and Thomas Epley, dated
              August 29, 1997 incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No.
              333-75173).

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

    10.15 Tax Matters Agreement between Registrant and Paradyne Corporation, dated July 31, 1996 - incorporated herein by reference to Exhibit
              10.16 to the Company's Registration Statement on Form S-1 (File
              No. 333-75173).

    10.16+    Product Supply Agreement between Registrant and Paradyne
              Corporation dated March 16, 1999 - incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

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

    10.19 Warrant for the purchase of Common Stock made by the Registrant and held by Cisco Systems, Inc., dated May 6, 1999 - incorporated herein by reference to Exhibit 10.20 to the Company's Registration
              Statement on Form S-1 (File No. 333-75173).

    10.20 Warrant for the purchase of Common Stock made by the Registrant and held by Cisco Systems, Inc., dated May 6, 1999 - incorporated herein by reference to Exhibit 10.21 to the Company's Registration
              Statement on Form S-1 (File No. 333-75173).

    10.21 Covenant Not to Sue between Registrant and Intel Corporation, dated May 6, 1999 incorporated herein by reference to Exhibit
              10.22 to the Company's Registration Statement on Form S-1 (File
              No. 333-75173).

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



                                        GLOBESPAN, INC.



Date:  November 10, 1999                By: /s/ Robert McMullan
                                            ------------------------------------
                                            Robert McMullan
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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

    10.5      Business Loan Agreement between BankAmerica Business Credit and
              Registrant, dated May 14, 1998 - incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form
              S-1 (File No. 333-75173).

    10.6      Real Property Lease between Paradyne Corporation and Shav
              Associates, dated October 8, 1996 - incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

    10.7      Real Property Sublease by and between Registrant and Paradyne
              Corporation, dated December 10, 1997 - incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

    10.8      Amendment to Real Property Sublease by Registrant and Paradyne
              Corporation, dated January 1, 1999 - incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

    10.9 Termination Agreement between Registrant and Paradyne Corporation, dated December 31, 1998 - incorporated herein by reference to
              Exhibit 10.10 to the Company's Registration Statement on Form S-1
              (File No. 333-75173).

    10.10     Subordinated Promissory Note between Registrant and Communication
              Partners, L.P., dated December 15, 1998 - incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

    10.11     Employment Agreement between Registrant and Armando Geday, dated
              April 1, 1997 incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
              333-75173).

   EXHIBIT
     NO.                                DESCRIPTION
     ---                                -----------
    10.12     Employment Agreement between Registrant and Thomas Epley, dated
              August 29, 1997 incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No.
              333-75173).

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

    10.15 Tax Matters Agreement between Registrant and Paradyne Corporation, dated July 31, 1996 - incorporated herein by reference to Exhibit
              10.16 to the Company's Registration Statement on Form S-1 (File
              No. 333-75173).

    10.16+    Product Supply Agreement between Registrant and Paradyne
              Corporation dated March 16, 1999 - incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

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

    10.19 Warrant for the purchase of Common Stock made by the Registrant and held by Cisco Systems, Inc., dated May 6, 1999 - incorporated herein by reference to Exhibit 10.20 to the Company's Registration
              Statement on Form S-1 (File No. 333-75173).

    10.20 Warrant for the purchase of Common Stock made by the Registrant and held by Cisco Systems, Inc., dated May 6, 1999 - incorporated herein by reference to Exhibit 10.21 to the Company's Registration
              Statement on Form S-1 (File No. 333-75173).

    10.21 Covenant Not to Sue between Registrant and Intel Corporation, dated May 6, 1999 incorporated herein by reference to Exhibit
              10.22 to the Company's Registration Statement on Form S-1 (File
              No. 333-75173).

    27.1      Financial Data Schedule for EDGAR Filing.


      + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.