Form 10-K405
period 1999-12-31
GLOBESPAN INC/DE
filed 2000-03-30
CIK 1081197

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER 000-26401
                            ------------------------

                                GLOBESPAN, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2658218
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                     Identification Number)

100 SCHULZ DRIVE, RED BANK, NEW JERSEY 07701                       07701
  (Address of principal executive offices)                      (Zip Code)

                                 (732) 345-7500
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              Common Stock, $0.001
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the closing price for the Common Stock on the Nasdaq National Market on March 21(st), 2000 was approximately $4,274,677,880. As of March 21(st), 2000, 62,293,556 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                GLOBESPAN, INC.
                                   FORM 10-K
                               DECEMBER 31, 1999
                               TABLE OF CONTENTS

ITEM                                                                                  PAGE NO.
----                                                                                  --------
                                            PART I

          1.            Business....................................................      2
          2.            Properties..................................................     16
          3.            Legal Proceedings...........................................     16
          4.            Submission of Matters to a Vote of Security Holders.........     16

                                           PART II
          5.            Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     16
          6.            Selected Financial Data.....................................     17
          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     18
         7A.            Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     36
          8.            Financial Statements and Supplementary Data.................     36
          9.            Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     36

                                           PART III

         10.            Directors and Executive Officers of the Registrant..........     36
         11.            Executive Compensation......................................     36
         12.            Security Ownership of Certain Beneficial Owners and
                        Management..................................................     36
         13.            Certain Relationships and Related Transactions..............     36

                                           PART IV

         14.            Exhibits, Financial Statement Schedule, and Reports on Form
                        8-K.........................................................     37
                        Signatures..................................................     38

                                     PART I

ITEM 1. BUSINESS

GENERAL

    GlobeSpan, Inc., ("GlobeSpan," the "Company," "we," "our" or "us"), is a leading worldwide developer of advanced digital subscriber line (DSL) integrated circuits (chip sets) which enable high-speed data transmission over the existing network of copper telephone wires known as the local loop. Our products, when deployed at each end of these copper telephone wires, enable data transmission at rates over 100 times faster than today's commonly deployed modem technologies, which transmit data at 56 kilobits per second (Kbps).

    Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking among branch offices. In order to enable these applications, equipment manufacturers are designing DSL systems around increasingly complex integrated circuits which account for a significant portion of the value added, proprietary content of such systems. While equipment manufacturers have in-depth system knowledge, they often lack the core technology and expertise necessary to develop these integrated circuits internally and are turning to DSL integrated circuit developers that possess the core technologies and expertise required to bring high performance, cost effective solutions to market.

INDUSTRY OVERVIEW

THE LOCAL LOOP HAS BECOME THE BOTTLENECK TO HIGH-SPEED DATA ACCESS

    Vast amounts of data are carried over the Internet and private communications networks. International Data Corporation estimates that the number of Internet users worldwide was approximately 69 million in 1997 and will reach approximately 320 million in 2002. As the number of end users accessing these networks grows and their use of data-intensive applications increases, the volume of data transmitted over these networks will also continue to grow.

    In order to accommodate increasingly high volumes of data, telecommunications service providers have invested significant resources to upgrade central office switching centers and the interconnecting infrastructure, known as the backbone. While these capacity constraints continue to be addressed through the use of high-speed digital and fiber-optic equipment, the network of twisted pair copper telephone wires that connects end users to central office switching centers, known as the local loop, remains a bottleneck that limits high-speed data transmission.

    According to the International Telecommunications Union, more than 700 million copper telephone wires have been installed worldwide primarily by local telecommunications service providers. This local loop infrastructure was originally designed for lower-speed voice traffic rather than higher-speed data transmission. As a result, access to the Internet and private communications networks using standard dial-up connections over the local loop has typically been limited to data transmission rates of only 28.8 Kbps to 56 Kbps, often requiring several minutes to several hours to download large data-intensive files. This bottleneck has frustrated end users and limited the capability of service providers to deliver high-speed applications such as efficient Internet access, telecommuting and networking between branch offices.

NEW COMPETITION TO PROVIDE HIGH-SPEED DATA ACCESS

    Until recently, traditional regional telephone companies were the almost exclusive operators of the local loop. To address the demand for high-speed data transmission, these service providers primarily offered high-speed data transmission at transmission rates of up to 128 Kbps and 1.5 Mbps, depending on the technology used to transmit the data. These services have generally achieved limited success due to complexity and the high cost of deployment.

    The Telecommunications Act of 1996 has enabled new entrants, such as competitive local exchange carriers, to offer high-speed data transmission services. These new carriers, as well as the traditional regional telephone companies, are accelerating deployment of high-speed digital subscriber line
(DSL) services over the local loop. DSL equipment, when deployed at each end of a copper telephone wire, enables data transmission speeds of 128 Kbps to 52 Mbps, depending on the length and condition of the copper telephone wire. In addition, other telecommunications service providers, including cable, wireless and direct broadcast satellite companies, are providing high-speed data transmission services outside of the existing telephone network. Cable services are deployed over the cable television infrastructure at transmission rates of up to 40 Mbps. Cable is expected to compete effectively with other high-speed data transmission technologies, particularly in the residential market, because it enables fast data transmission speeds at comparatively low cost and leverages an existing infrastructure of coaxial cable. Wireless and direct broadcast satellite systems transmit digital data without terrestrial lines at speeds of more than 1 Mbps. Many of these services are at an early stage of development, but they are expected to provide cost-effective high-speed data transmission. In addition, some telecommunications service providers are delivering high-speed data transmission services to large businesses in major metropolitan areas over local installed fiber networks. Although local fiber networks have not generally been cost effective to deploy for small business and residential end users, fiber networks will compete effectively in the market for high-speed data transmission services, particularly for large business end users. As the volume of data traffic increases, high-speed data transmission services have become a key competitive service offering for these providers.

DSL TECHNOLOGY ENABLES HIGH-SPEED DATA TRANSMISSION OVER COPPER TELEPHONE WIRE

    DSL technology was developed to address the local loop bottleneck. DSL implementations have several important advantages over other high speed technologies, including:

    DEDICATED BANDWIDTH. DSL is a point-to-point technology that connects the end user to the service provider's central office over a copper telephone wire. Because DSL connections are dedicated, DSL does not suffer from service degradation as other subscribers are added to the system, and, in addition, allows a higher level of security. Some alternative high-speed data transmission solutions, such as cable, are shared systems which may suffer degradation and increase the risk of security breaches as additional users are added.

    LOW COST. Because DSL uses the existing local loop connection, it can be significantly less expensive to deploy to businesses and homes than other high-speed data transmission technologies. In addition, recent advances in technology development and industry standardization can make widespread deployment of DSL increasingly economical to both service providers and end users.

    BROAD COVERAGE. Since virtually all businesses and homes in the United States have installed copper telephone wire connections, DSL technologies can be made immediately available to a large percentage of potential end users.

    DSL technology uses sophisticated digital signal processing technologies to achieve high-speed data transmission over copper telephone wires. DSL technology addresses different high-speed data transmission service requirements resulting in several configuration options. Symmetric transmission technologies, such as high bit rate DSL (HDSL), symmetric DSL (SDSL) and multi-rate symmetric DSL (MSDSL), provide equal data transmission rates between the central office and the end user. These configurations are therefore most ideally suited for applications such as telecommuting and networking between branch offices, which require equal data transmission rates in both directions. Asymmetric transmission technologies, such as asymmetric DSL (ADSL) and rate-adaptive asymmetric

DSL (RADSL), provide greater downstream transmission rates towards the end user than upstream from the end user. Applications most efficiently served by asymmetric technologies include Internet access where data traffic flows primarily downstream.

    To date the traditional telecommunications service providers, such as the regional telephone companies, have accelerated their investments primarily in ADSL technologies because ADSL appeared most appropriate for residential subscribers. The new competitive exchange carriers, in contrast, have focused on providing competitively priced, high-speed data transmission services to business customers. These new carriers have focused on providing services based on symmetric DSL transmission technologies (such as SDSL and MSDSL).

    In a typical deployment of DSL services, DSL equipment is connected to a personal computer in a residence or to a router in a business where multiple personal computers may be connected. The end user is connected to the telecommunications service providers' central office over a copper telephone wire that is terminated at the central office by either a stand-alone DSL network interface unit or by a digital subscriber line access multiplier (DSLAM) terminating up to hundreds of connections to many users. Accordingly, a local loop of one copper telephone wire pair which connects the end user to the service provider's central office will require DSL equipment on both ends of the wire pair.

    DSL products utilize different coding techniques to transmit data reliably over copper telephone wires. These coding techniques, or line codes, include two bits per quadrant (2B1Q), carrierless amplitude phase modulation (CAP), discrete multitone modulation (DMT), and pulse amplitude modulation (PAM). 2B1Q, CAP and PAM are used for symmetric applications. CAP and DMT are used for asymmetric applications. To date, most large volume DSL service deployments have used CAP and 2B1Q line codes.

THE DEMANDS OF DSL SERVICE PROVIDERS

    DSL services are in the initial phases of worldwide deployment. To present a compelling alternative to other data transmission services, DSL services must:

    - Reach a large potential end user base;

    - Provide low equipment, installation and maintenance costs; and

    - Be tested and proven through field deployment.

    We believe that telecommunications service providers are electing to commence DSL service deployment based primarily on these factors. These service providers may also be commencing deployment of DSL services in response to competition from other service providers, such as cable companies, that are also using high-speed data transmission services to compete for traditional voice communications.

THE OPPORTUNITY FOR DEVELOPERS OF DSL INTEGRATED CIRCUITS

    DSL equipment manufacturers are striving to meet the requirements of telecommunications service providers by designing high performance DSL products. In order to minimize time-to-market, development and product costs, DSL equipment manufacturers use increasingly complex integrated circuits which account for a large portion of the value-added proprietary content of such products. However, DSL equipment manufacturers often lack the core technology expertise in signal processing, signal conversion and communications algorithms that is required to develop these integrated circuits. In addition, these solutions must overcome real-world impairments of the local loop, such as line noise, which could otherwise degrade data transmission performance. As a result of these factors, DSL equipment manufacturers are turning to a new breed of integrated circuit developers that possess the core technology and expertise required to develop DSL chip sets. A DSL chip set is needed in equipment on each end of the copper telephone wire pair for every end user. Successful solutions must offer field-proven technology, high performance, high levels of system integration, low power consumption, flexibility to enhance features and performance, rapid time-to-market and competitive total system cost.

THE GLOBESPAN SOLUTION

    GlobeSpan is a leading worldwide developer of DSL integrated circuits which enable high-speed data transmission over the local loop. We sell our integrated circuits to manufacturers of DSL equipment for incorporation into products which are sold to telecommunications service providers and end users. We believe we provide our customers with significant value created by our leading DSL integrated circuit chip sets, our heritage in the DSL market, our understanding of DSL equipment manufacturers, service provider and end user needs, and our strong sales and support organizations. Key elements of our solution include:

    LONG HISTORY OF DSL EXPERIENCE. We have leveraged six years of field experience in implementing DSL technology to successfully bring proven DSL chip set solutions to market. Our core engineering team includes several individuals who were early developers of DSL technology at AT&T Bell Labs in 1988.

    MORE THAN TWO MILLION CHIP SETS SOLD. We have established a proven track record, having shipped more than two million DSL chip sets. This represents a significant share of the emerging DSL integrated circuit market.

    BROAD SUITE OF DSL CHIP SETS. We offer a broad suite of DSL solutions, including ADSL, RADSL, HDSL, HDSL2, SDSL and MSDSL chip sets which use the 2B1Q, CAP, DMT and PAM line codes.

    COMPLETE SYSTEM-ON-A-CHIP. Our system-on-a-chip solutions provide significant density, power and cost advantages by integrating the functionality of multiple discrete components, such as memory, microprocessors or framers, onto a single chip.

    HIGH PERFORMANCE. Our chip sets are capable of performing billions of operations per second. We believe the high performance capability of our chip sets enables us to deliver one of the industry's longest reach per data transmission rate which allows telecommunications service providers to offer services to a larger customer base.

    SOFTWARE FLEXIBILITY. Our chip sets are highly programmable. Our customers are able to enhance or reconfigure their products through downloads of our software rather than through costly replacement or modification of their installed DSL system products. This flexibility enables telecommunications service providers to optimize performance and keep pace with changing industry requirements, including features and standards compliance.

    COMPETITIVE TOTAL SYSTEM COST. Our high levels of integration lead to low power consumption and density advantages, thereby maximizing the number of transceivers that can be incorporated into a DSL central office system. Higher system density enables telecommunications service providers to connect a larger number of end users with their central office equipment thereby reducing total cost per end user.

    ADVANCED SYSTEMS-LEVEL EXPERTISE. Our systems-level expertise enables us to offer chip sets which can be cost effectively incorporated into complete DSL systems and which contribute to optimizing the performance of these systems in the local loop environment. As a result we provide comprehensive step-by-step DSL reference design guides that enable our customers to rapidly bring robust DSL systems to market.

    STRONG TECHNICAL SUPPORT. We provide superior technical support throughout the design and test process to minimize our customers' cost and time to deploy. We also provide comprehensive field support to ensure that our customers' products perform optimally in real world environments.

    STANDARDS COMPLIANCE. We actively participate in the formulation of DSL standards which enables us to monitor industry trends and refine our product development efforts to bring standards-compliant solutions to market.

    We believe these compelling advantages and design attributes position us as the preferred design partner and supplier of integrated circuits for all DSL applications.

STRATEGY

    Our objective is to be the leading provider of integrated circuits for all DSL applications. Key elements of our strategy include:

    MAXIMIZE DESIGN WIN MARKET SHARE. Our strategy is to maximize the number of design wins with both new and existing customers. A design win represents a customer's initial commitment to develop a product incorporating our chip sets. We believe design wins are strategically important because once a customer has designed our chip sets into its product, that customer is more likely to continue to choose our solutions for additional products. Furthermore, achieving the broadest number of design wins creates an opportunity to capitalize on the success of any one of our customers' DSL products. We maximize our ability to compete for design wins by leveraging our extensive sales representative organization to access the greatest number of customers and further penetrate our existing customer base.

    TARGET ALL APPLICATIONS WITHIN THE DSL MARKET. Our strategy is to provide the necessary technologies to enable all applications within the DSL market. We have introduced or announced chip sets based upon ADSL, RADSL, HDSL, HDSL2, SDSL and MSDSL technologies which use 2B1Q, CAP, DMT and PAM line codes. Our chip sets are used in both central office and customer locations to enable high speed data applications such as Internet access, telecommuting and networking among branch offices. We will continue to monitor industry trends and refine our product development efforts to target emerging DSL applications.

    STRENGTHEN AND BROADEN TECHNOLOGY LEADERSHIP. Our strategy is to continue to build upon our strong technology core competencies to maintain our position as a technology leader in the DSL market. We are currently investing substantial development resources in system-level knowledge, communications algorithms, signal processing and signal conversion. Specifically, we are devoting resources to extend reach by enhancing our high performance algorithms and to increase system integration by embedding more system functions on a single integrated circuit. We invest significant resources in research and development and will continue to work closely with our customers to develop new and enhanced solutions that address next-generation DSL market opportunities.

    LEVERAGE ADVANCED SYSTEMS-LEVEL EXPERTISE. Our strategy is to leverage our advanced systems-level expertise to develop and market chip sets that can be cost effectively and rapidly incorporated into complete DSL systems manufactured by our customers. This strategy enables our customers to optimize time-to-market, performance and system cost. By working closely with our customers throughout the design and deployment process, we gain valuable insights and are often able to anticipate their needs and incorporate value-added functionality onto our chip sets. We gain additional insights by continually testing our solutions against real-world models of DSL networks to verify their performance in harsh and unpredictable deployment environments. We have built a state-of-the-art system test facility which we use to validate the performance of our chip sets and which we make readily available to our customers to test their DSL systems. We plan to continue to expand and improve this capability.

Furthermore, we will continue to provide comprehensive reference design guides that enable our customers to apply our systems-level expertise to their products.

    DRIVE INDUSTRY STANDARDS. We actively participate in the formulation of critical standards for high-speed data transmission markets. We believe such participation accelerates and expands the development of markets for our products and provides valuable insights and relationships which assist us in directing our product development efforts to target emerging market opportunities.

TECHNOLOGY CORE COMPETENCY

    Our key competitive advantage is founded in our technology expertise encompassing the entire DSL design process from the development of custom integrated circuits to their integration into a system solution. To address the technology challenges of DSL transmission, we have developed and will continue to build upon our primary technology core competencies, including systems-level knowledge, communications algorithms, digital signal processing and signal conversion.

    SYSTEMS-LEVEL KNOWLEDGE. Our systems-level knowledge has been developed through years of field installation experience and working relationships with over 100 equipment manufacturer customers. As a result, we have an advantage in understanding the harsh and varying conditions of the local loop. This environment is characterized by various impairments that impact DSL operations and make reliable high-speed data transmission difficult to achieve. These factors include bridge taps, cross-talk from adjacent wires in the same wire bundle, signal attenuation and impulse noise spikes, among others. To minimize the effects of these impairments, we will continue to incorporate our understanding of these factors into our DSL chip set designs. We have also leveraged our systems-level expertise to create a state-of-the-art system test facility to validate the performance and operation of new DSL designs. We have invested significant resources in automating our test facility to maximize the efficiency and repeatability of our tests. We will continue to make our test facility readily available to our customers to verify the performance of their DSL products.

    COMMUNICATIONS ALGORITHMS. A key component of our continued success is the expertise that we have developed in the areas of communications theory and algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially-conditioned analog signal suitable for transmission across copper telephone wires. At the receiving end of the copper telephone wire, our algorithms process the analog signal and transform this data into a digital form without introducing data errors. We invest significant resources to maintain our technology leadership in the development of communications system algorithms in the areas of start-up training, coding for forward error correction, line codes, echo cancellation, adaptive equalizers, digital filter design and transmission line analysis. Our broad theoretical knowledge base, coupled with our extensive DSL field experience, has enabled our technology team to generate comprehensive DSL system models utilizing computer-aided design tools. These models are used to design our complex algorithms and to determine performance and architectural requirements for our digital communications processor and analog front end chips. Ultimately, the knowledge gained from these simulations, combined with the advantages of our programmable platform, enables us to optimize algorithm designs for specific DSL applications across a broad range of local loop conditions.

    DIGITAL SIGNAL PROCESSING. Digital signal processing, as it relates to DSL applications, is a means of encoding digital data for transmission over bandwidth limited media, such as copper telephone wires, and recovering the encoded data at the receiving end. This process requires very high-speed, high-precision silicon engines to meet the performance specifications of telecommunications service providers. We are a leader in the design of high-performance, low-power, silicon-efficient, digital communications processors which optimize digital signal processing for DSL applications. Our digital communications processor is based on a proprietary architecture that incorporates concurrent multi-tasking, multi-processor digital signal processing engines. Our digital communications processor architecture provides system design flexibility without the inherent power and costs normally associated with conventional, general purpose digital signal processors. The performance and flexibility of our digital communications processor enables our customers to implement multiple DSL configurations using different line codes through a simple software download.

    SIGNAL CONVERSION. Signal conversion is a component of our solution that transforms digital signals into analog signals that are suitable for transmission over copper telephone wires. Our analog front end includes a custom integrated circuit that performs the signal conversion function, as well as a combination of discrete components such as resistors, capacitors, linear amplifiers and transformers. Our analog front end provides several programmable analog functions critical to achieving high-speed and long-reach performance. Our analog front end is capable of operating over a wide array of signal amplitudes and frequency ranges associated with different line codes.

PRODUCTS

    We offer a broad suite of DSL chip set solutions. A typical product offering includes a chip set, consisting of a digital communications processor and an analog front end, a DSL reference design guide and software.

    Our DSL chip sets are software programmable, enabling a broad range of data transmission rates, performance enhancements, feature upgrades and compliance with industry standards. We have been producing high volumes of our current chip sets for over two years and have shipped more than one million chip sets. Our comprehensive step-by-step DSL reference design guides include schematics, bills of materials, circuit board layouts, application interface programs and debug guides. Our DSL reference design guides enable equipment manufacturers to bring robust systems to market quickly and cost-effectively.

    Our chip sets and reference design guides are optimized for specific DSL applications, resulting in a variety of configuration options. Our products offer alternative packaging and bus interface options, and standards-based line codes.

    HDSL. High bit rate digital subscriber line (HDSL) is a cost-effective alternative to traditional repeated T1 and E1 data services for business applications. HDSL provides symmetric transmission over two pairs of copper telephone wires at data transmission rates of T1 (1.544 Mbps)/ E1 (2.048 Mbps). We currently offer HDSL chip sets using CAP or 2B1Q line codes which incorporate a single or dual channel digital communications processor and an analog front end. Our HDSL product is the first chip set capable of implementing both line codes recommended by the American National Standards Institute Technical Report TR28 draft 2 and the International Telecommunications Union standard G.991.

    HDSL2. HDSL2 is a next generation HDSL configuration that provides symmetric transmission over one pair of copper telephone wires rather than two pairs, resulting in a more network-efficient and cost-effective solution. We currently offer HDSL2 chip sets using the PAM line code which incorporate a single channel digital communications processor and an analog front end. Our HDSL2 chip set is designed to meet the HDSL2 standard T1.418-2000 defined in the United States by the American National Standards Institute.

    SDSL. Symmetric digital subscriber line (SDSL) is a cost-effective alternative to traditional repeatered T1 and E1 data services for business applications. SDSL provides symmetric transmission over one pair of copper telephone wires and provides T1/E1 data rates. We currently offer SDSL chip sets using the CAP line code which incorporate a single or dual channel digital communications processor and an analog front end. Our SDSL chip set is designed to meet the International Telecommunications Union G.991.1 standard.

    MSDSL. Multi-rate symmetric digital subscriber line (MSDSL) is used to provide cost-effective symmetric transmission over one pair of copper telephone wires at data transmission rates ranging from 144 Kbps to 2.3 Mbps depending upon the available data transmission rates of the relevant service provider. We currently offer MSDSL chip sets using the CAP or 2B1Q line codes which incorporate a single or dual channel digital communications processor and an analog front end.

    ADSL AND RADSL. Asymmetric digital subscriber line (ADSL) and rate adaptive asymmetric digital subscriber line (RADSL) are used to provide cost effective, high-speed local loop access for Internet and other applications where data flows downstream to the end user faster than it does upstream from the end user. ADSL provides asymmetric transmission over one pair of copper telephone wires with downstream data transmission rates ranging from 90 Kbps to 8.0 Mbps and upstream data transmission rates ranging from 45 Kbps to 1.1 Mbps. ADSL allows the telephone line to be used simultaneously for voice and data transmission. We currently offer ADSL chip sets which incorporate an analog front-end and a dual channel digital communications processor chip using the CAP line code or a single channel digital communications processor chip using the DMT line code, or a single channel digital communications processor using both CAP and DMT line codes. Our ADSL chip sets are designed to meet the American National Standards Institute standard specification T1.413 for the 8 Mbps DMT line code configuration and the International Telecommunications Union standard G.992.1 for 8Mbps DMT line code configuration (commonly called G.dmt) and G.992.2 for the 1.5 Mbps DMT line code configuration (commonly called G.lite).

    The following table summarizes our DSL product families, their key functions, data transmission rates and introduction dates.

PRODUCT                                                                        DATA                     INTRO.
FAMILY                             FUNCTION                             TRANSMISSION RATES               DATE
-------           ------------------------------------------  ---------------------------------------  --------
G2237...........  Common single channel high density          T1 (1.544 Mbps) and up to 2.32.Mbps        4Q99
                  platform for HDSL2 and SDSL 2B1Q
                  symmetric.

G2216...........  High density SDSL 2B1Q with integrated ATM  Up to 2.32.Mbps                            3Q99
                  and serial interface.

G2237...........  Dual channel HDSL2 with HDLC                T1(1.544 Mbps)                             2Q99
                  functionality.

G2237...........  Dual channel HDSL2 with integrated ATM      T1(1.544 Mbps)                             2Q99
                  Interface for Symmetric transmission over
                  one wire pair.

GS9070..........  ASIC chip used to connect our G2710,        Not Applicable                             1Q99
                  G7060, or G7061 chip sets to PCI bus and
                  V.90 voice band modems for PC
                  applications.

G7070...........  Multi-mode RADSL single channel chip set    Downstream--90 Kbps to 8.0 Mbps            4Q98
                  for asymmetric transmission over one wire   Upstream--45 Kbps to 1.1 Mbps
                  pair using DMT or CAP line code. Includes
                  integrated framer.

G7060...........  RADSL single channel chip set for           Downstream--90 Kbps to 8.0 Mbps            4Q98
                  asymmetric transmission over one wire pair  Upstream--45 Kbps to 1.1 Mbps using DMT line code. Includes integrated
                  framer.

PRODUCT                                                                        DATA                     INTRO.
FAMILY                             FUNCTION                             TRANSMISSION RATES               DATE
-------           ------------------------------------------  ---------------------------------------  --------
G7061...........  RADSL (G.lite) single channel chip set for  Downstream--90 Kbps to 1.5 Mbps            4Q98
                  asymmetric transmission over one wire pair  Upstream--45 Kbps to 540 Kbps using DMT line code. Includes integrated
                  framer.

G2237...........  HDSL2 single channel chip set for           T1 (1.544 Mbps)/                           4Q98
                  symmetric transmission over one wire pair   E1 (2.048 Mbps)
                  using PAM line code. Includes integrated
                  framer.

G2232...........  SDSL single or dual channel chip set for    T1 (1.544 Mbps)/                           4Q98
                  symmetric transmission over one wire pair   E1 (2.048 Mbps)
                  using CAP line code. Includes integrated
                  framer.

G2216...........  MSDSL single or dual channel chip set for   144 Kbps to 1.1 Mbps                       4Q98
                  symmetric transmission over one wire pair
                  using 2B1Q line code. Includes integrated
                  framer and analog front end.

G2214...........  MSDSL single or dual channel chip set for   144 Kbps to 2.3 Mbps                       4Q98
                  symmetric transmission over one wire pair
                  using CAP line code. Includes integrated
                  framer.

G2710...........  RADSL single or dual channel chip set for   Downstream--90 Kbps to 7.2 Mbps            3Q98
                  asymmetric transmission over one wire pair  Upstream--45 Kbps to 1.1 Mbps using CAP line code. Includes integrated
                  framer.

G2213...........  HDSL dual channel chip set for symmetric    T1 (1.544 Mbps)/                           3Q98
                  transmission over two wire pairs using CAP  E1 (2.048 Mbps)
                  line code. Includes integrated framer.

G2212...........  HDSL dual channel chip set for symmetric    T1 (1.544 Mbps)/                           3Q98
                  transmission over two wire pairs using      E1 (2.048 Mbps)
                  2B1Q line code. Includes integrated framer
                  and analog front end.

MDT-x6-01.......  MSDSL single channel chip set for           144 Kbps to 1.1 Mbps                       3Q98
                  symmetric transmission over one wire pair
                  using 2B1Q line code.

HDT-12-0x.......  HDSL single channel chip set for symmetric  T1 (1.544 Mbps)/                           4Q97
                  transmission over two wire pairs using      E1 (2.048 Mbps)
                  2B1Q line code.

MDT-x4-01.......  MSDSL single channel chip set for           144 Kbps to 2.3 Mbps                       2Q97
                  symmetric transmission over one wire pair
                  using CAP line code.

PRODUCT                                                                        DATA                     INTRO.
FAMILY                             FUNCTION                             TRANSMISSION RATES               DATE
-------           ------------------------------------------  ---------------------------------------  --------
SDT-32-03.......  SDSL single channel chip set for symmetric  T1 (1.544 Mbps)/                           1Q97
                  transmission over one wire pair using CAP   E1 (2.048 Mbps)
                  line code.

HDT-13-0x.......  HDSL single channel chip set for symmetric  T1 (1.544 Mbps)/                           2Q96
                  transmission over two wire pairs using CAP  E1 (2.048 Mbps)
                  line code.

RDT-x0-01.......  RADSL single channel chip set for           Downstream--90 Kbps to 7.2 Mbps            2Q96
                  asymmetric transmission over one wire pair  Upstream--45 Kbps to 1.1 Mbps using CAP line code.

SALES, MARKETING AND TECHNICAL SUPPORT

    Our strategy is to expand the breadth of our customer base by leveraging our extensive worldwide sales representative organization, comprised of approximately 34 firms with over 250 professionals. This organization is directed by our six sales managers and is supported by our technical marketing professionals, applications engineers and development engineers. Our sales effort has resulted in a customer base of more than 150 DSL equipment manufacturers who have purchased chip sets and DSL reference design guides. Our strategy has enabled us to spread our sales efforts across a much larger base of customers than would otherwise be possible using only a direct sales model. Furthermore, it has been our experience that once we successfully penetrate a new account, we become better positioned to secure additional design wins.

    Providing comprehensive DSL reference design guides to our customers is integral to our sales strategy. Our design materials are intended to enable our customers to effectively incorporate our chip sets into their DSL systems and to achieve a faster time-to-market. This reduces the necessary level of customer support and allows for a greater allocation of our sales effort to target future design wins.

    We provide superior technical support throughout the design and test process to accelerate our customers' time-to-market. We also provide comprehensive field support to ensure that our customers' products perform optimally in real world deployment environments.

CUSTOMERS

    We sell our products worldwide to over 150 companies that manufacture data communications products. Customers from which we recognized at least $2,000,000 in revenues in 1999 include Ascom Hasler AG, Cisco Systems, Intel Corporation, Lucent Technologies, Inc., NEC Corporation, and Paradyne Corporation. Our chip sets are incorporated by our customers into the following products:

    - Digital subscriber line access multiplexers (DSLAMs), which are used to terminate up to hundreds of lines in a central office and aggregate them onto high-speed lines for transmission to the communications backbone;

    - DSL network interface units, which are customer premises products that enable high-speed data transmission over the local loop;

    - DSL-compatible routers, which are used to connect one or more personal computers to the local loop; and

    - Personal computer DSL network interface cards, which are used to connect a personal computer directly to the local loop.

    Our customers market their products to public and private telecommunications service providers. These service providers include traditional telephone companies, competitive local exchange carriers, Internet service providers, businesses and government entities.

    We depend on a relatively small number of customers for a large percentage of our revenues. In the years ended December 31, 1999, 1998 and 1997, our customers who individually represented at least five percent of our net revenues accounted for 60.6%, 70.1% and 72.6%, respectively, of our total net revenues. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascom Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. In 1997, our top three customers were LG Information & Communications, Ascom Hasler AG and Westell Technologies, which accounted for 21.4%, 12.5% and 9.6% of our net revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time.

RESEARCH AND DEVELOPMENT

    Our core engineering team, including several individuals who were early developers of DSL technology at AT&T Bell Labs, has substantial expertise in DSL technology. Since our commencement of operations in August 1996, we have invested significant resources to expand our research and development group. As of December 31, 1999, approximately 78 of our approximately 144 research and development engineers had advanced degrees, including approximately 25 with Ph.Ds. These engineers are involved in advancing our technology core competencies and our product development activities. Recently, we have been devoting a significant portion of our research and development expenditures to products incorporating new features and line codes, such as 2B1Q, DMT and PAM.

    We believe that we must continually enhance the performance and flexibility of our current products, and successfully introduce new products to maintain our leadership position. In 2000, our research and development expenditures will increase due to planned increases in personnel, material costs and depreciation resulting from higher capital expenditures. Our research and development expenditures in the years ended December 31, 1999, 1998 and 1997 were $26.5 million, $18.7 million and $8.4 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

    Our manufacturing objective is to produce reliable, high quality integrated circuits at competitive prices and to achieve on-time delivery of our products to our customers. We outsource the manufacturing of our integrated circuits which enables us to concentrate our resources on the design, development and marketing of our products where we believe we have greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility.

    Our long-term strategy is to qualify new foundries to provide additional manufacturing capacity and to access diverse manufacturing technologies. We intend to secure multiple sources of wafer fabrication to reduce our dependence on any single foundry. There can be no assurance that we will be able to successfully qualify and implement such arrangements.

    We do not own or operate a semiconductor fabrication facility. Presently, we depend primarily on Lucent Technologies to timely deliver to us sufficient quantities of fully-assembled and tested chip sets on a turnkey basis. We have had a series of manufacturing arrangements with Lucent Technologies, the latest of which became effective in March 1999. Under this agreement, Lucent Technologies will fill our orders for our current chip sets in accordance with agreed-upon quantity, price, lead-time and other terms. The agreement also contains procedures for establishing Lucent Technologies as a manufacturer of future chip sets for us. This agreement, however, does not guarantee that Lucent Technologies will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Further, although the March 1999 agreement has a term of three years for the supply of current chip sets, Lucent Technologies has the right to discontinue the supply of any chip set upon 12 months' notice (as long as Lucent Technologies fills our orders for commercially reasonable quantities of that chip set during the notice period). In addition, Lucent Technologies' ability to manufacture our chip sets is limited by its available capacity, and under some circumstances Lucent Technologies may allocate its available capacity to its other customers. Any disruption in availability of our products would have a serious adverse impact on our business. If we are required for any reason to seek a new manufacturer of the chip sets presently manufactured by Lucent, such a new manufacturer may not be available and in any event switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business.

    In order to enhance our ability to obtain sufficient quantities of chip sets to meet our growing product needs, we have been engaged in the process of negotiating and/or exploring prospective supply agreements with other leading chip suppliers. In this regard, we entered into an agreement with United Mircoelectronics Corporation ("UMC") to supply certain of our chip sets. The UMC agreement, which became effective in December 1999, provides us with the ability to obtain delivery of specified chip sets in accordance with the agreement's terms, upon our providing of binding forecasts to UMC. Although the UMC agreement provides for a term of five years, with subsequent one year renewals, the supplier may cancel the agreement upon 12 months' advance notice to us. While, in such an event, UMC would still be required to fill our orders for commercially reasonable quantities of product during the twelve month notice period, the termination of this agreement by UMC could cause a disruption to our business. To further provide us with greater chip supply capacity, we are in the process of finalizing an agreement with Taiwan Semiconductor Manufacturing Co. and continue our efforts to seek agreements with other chip manufacturers.

COMPETITION

    The DSL chip set market is intensely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We believe that we must compete on the basis of a variety of factors, including time to market, functionality, conformity to industry standards, performance, price, breadth of product lines, product migration plans, and technical support.

    We believe our principal competitors include:

    - For ADSL products based on the American National Standards Institute standard T1.413, Alcatel, Analog Devices Inc., Motorola and Texas Instruments, among others;

    - For G.lite products based on the International Telecommunications Union standard G.992.2, Alcatel, Analog Devices Inc., Centillium Technology Corporation, Lucent Technologies and Texas Instruments, among others; and

    - For HDSL, SDSL, MSDSL and HDSL2 products, Conexant Systems, Level One Communications and MetaLink, among others.

    In addition to these competitors, there have been growing numbers of announcements by other integrated circuit companies that they intend to enter the DSL chip set market.

    Further, many of our customers face competition from companies, such as Orckit Communications, which design their own chip sets. Because these companies do not purchase all of their chip sets from suppliers such as us, if these competitors displace our customers in the DSL equipment market, our customers would no longer need our products, and our business, financial condition and results of operations would be seriously harmed.

    Many of our competitors have greater name recognition, their own manufacturing capabilities (such as Lucent Technologies which manufactures our chip set designs exclusively for us and has developed and is marketing its own chip set solutions), significantly greater financial and technical resources, and the sales, marketing and distribution strengths that are normally associated with large multinational companies. These competitors may also have pre-existing relationships with our customers or potential customers. These competitors may compete effectively with us because in addition to the above-listed factors, they more quickly introduce new technologies, more rapidly or effectively address customer requirements or devote greater resources to the promotion and sale of their products than we do. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

    As the DSL market matures, the industry may become subject to increasing price competition driven by the lowest cost providers of chip sets. We anticipate that average per unit selling prices of DSL chip sets will continue to decline as product technologies mature. If we are unable to reduce our costs sufficiently to offset declines in the average per unit selling prices or are unable to introduce new higher performance products with higher average per unit selling prices, our operating results will be seriously harmed. Since we do not manufacture our own products, we may be unable to negotiate volume discounts with our foundries in order to reduce the costs of manufacturing our chip sets in response to declining average per unit selling prices. Many of our competitors are larger with greater resources and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition. Our inability to achieve manufacturing efficiencies would have an adverse impact on our operating results.

INTELLECTUAL PROPERTY

    Our success depends significantly upon our ability to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In the past, competitors have recruited our employees who have had access to our proprietary technologies, processes and operations. Our competitors' recruiting efforts, which we expect will continue, expose us to the risk that such employees will misappropriate our intellectual property. For example, in June 1998, we filed suit against three former employees who had recently begun employment with one of our competitors. Our lawsuit alleged misappropriation of trade secrets. See "Litigation."

    We rely in part on patents to protect our intellectual property. We have 35 patents in the United States and 15 patents in other countries. Our patents principally cover various aspects of systems and features relating to telecommunications technologies and telecommunications products, including certain aspects specifically pertaining to particular DSL algorithms and DSL communications systems. Our patents have expiration dates ranging from 2009 to 2017. In addition, we have 65 utility patent applications and 33 provisional applications pending in the United States Patent and Trademark Office. We also have 53 patent applications pending in various countries other than the United States. These patents may never be issued. Even if these patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions, licenses and maskwork protection under the Federal Semiconductor Chip Protection Act of 1984. We also enter into confidentiality agreements with our employees, consultants and customers and seek to control access to, and distribution of, our other proprietary information.

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

    Another company, Singapore Telecommunications Limited (Singapore Telecom), also has prior rights to the GlobeSpan mark in one or more countries outside the United States, in connection with services involving the transmission and broadcast of satellite communications. Singapore Telecom's rights in the GlobeSpan mark may limit our ability to use or market under the GlobeSpan name in certain territorial regions outside the United States.

EMPLOYEES

    As of December 31, 1999, we had 214 full-time employees, including 144 employees engaged in research and development, 36 engaged in sales and marketing and 34 engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

SUBSEQUENT EVENTS

STOCK SPLIT

    On January 21, 2000, the Company's board of directors approved a 3-for-1 stock split applicable to all issued and outstanding shares of our common stock par value $0.001. This 3-for-1 stock split was effected in the form of a stock dividend and became effective on February 25, 2000 when stockholders of record received two additional shares of common stock for each outstanding share of common stock held as of the record date. All share, stock option and stock warrant information included in this Annual Report on Form 10-K have been restated for all periods to reflect this stock split.

ACQUISITIONS

    On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technologies, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The transaction will be accounted for as a purchase transaction. The Company acquired such shares by paying $5.0 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock based upon the continued employment of certain Ficon shareholders and the completion of development milestones mutually agreed to by the parties.

    On February 24, 2000, the Company acquired certain assets and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The transaction will be accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The Note may, within the first six months after its issue, be redeemed at the option of the Company in cash, or thereafter be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Note matures in seven years and bears interest at an annual rate of 5.0% accrued and payable at the earlier of maturity or redemption.

ITEM 2. PROPERTIES

    We sublease our facility in Red Bank, New Jersey, which has approximately 50,000 square feet, pursuant to a sublease agreement that expires April 2002. This facility comprises our headquarters, administration, sales and marketing and research and development departments. We believe we have adequate space, and that any additional space required will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    In June 1998, we filed suit against Hanan Herzberg, Selvaraj Seetharaman and Xiao-Feng Qi in the Superior Court of New Jersey seeking compensatory damages, costs and attorneys' fees and injunctive relief based on allegations of misappropriation of trade secrets. In April 1998, the defendants terminated their employment with our company and subsequently began employment with Level One Communications, a competitor in the DSL industry. No counterclaim was asserted against us. On June 16, 1999, the Superior Court of New Jersey issued a final judgment in favor of GlobeSpan and against the defendants, ordering injunctive and other relief against the defendants. The defendants have appealed the judgement in GlobeSpan's favor in the Appellate Division. No decision or hearing date has been set with regard to this appeal. GlobeSpan continues to believe that this matter will not have a material adverse effect on our results of operations or financial condition and, while we can not predict the outcome of defendants' appeal, we are optimistic that the judgement in our favor will be upheld in all material respects by the Appellate Division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of GSPN. The following table sets forth, for the periods indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

1999                                                            LOW           HIGH
----                                                          --------      --------
Second Quarter..............................................    8.79         14.38
Third Quarter...............................................   14.33         39.42
Fourth Quarter..............................................   16.33         30.96

    As of March 21, 2000 there were approximately 2,000 holders of record of the Company's Common Stock and the last reported sales price of the Company's common Stock was $115.00 per share.

DIVIDEND POLICY

    No cash dividends have been paid on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data as of December 31, 1998 and 1999, and for the seven months ended July 31, 1996, the five months ended December 31, 1996 and the years ended December 31, 1997, 1998 and 1999, was derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data for the years ended December 31, 1995 of the Predecessor Company represent the financial position of the Advanced Transmission Technology Division of AT&T Paradyne prior to the divestiture in July 1996 and was derived from the unaudited financial statements of the Predecessor Company. This information should be read in conjunction with the financial statements, including the notes thereto, included elsewhere in this Form 10-K.

                                               PREDECESSOR COMPANY                                  THE COMPANY,
                                            -------------------------                  ---------------------------------------
                                                             SEVEN          FIVE
                                                             MONTHS        MONTHS
                                             YEAR ENDED      ENDED         ENDED                     YEAR ENDED
                                            DECEMBER 31,    JULY 31,    DECEMBER 31,                DECEMBER 31,
                                                1995          1996          1996          1997          1998          1999
                                            ------------   ----------   ------------   ----------   ------------   -----------
                                            (UNAUDITED)                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..............................   $    6,685    $    1,597    $    2,360    $   22,546   $    31,464    $    56,220
Cost of sales.............................           --            --           496         7,565         9,882         20,879
Cost of sales related to termination
  charge..................................           --            --            --            --            --          1,119
                                             ----------    ----------    ----------    ----------   -----------    -----------
Gross profit..............................        6,685         1,597         1,864        14,981        21,582         34,222
Operating expenses
  Research and development, net...........        3,725         2,524         1,616         8,358        18,694         26,531
  Selling, general and administrative.....        2,195         1,492           644         4,572        10,217         14,389
  Amortization and other..................           --            --           404         1,000           583             --
                                             ----------    ----------    ----------    ----------   -----------    -----------
    Total operating expenses..............        5,920         4,016         2,664        13,930        29,494         40,920
                                             ----------    ----------    ----------    ----------   -----------    -----------
(Loss) income from operations.............          765        (2,419)         (800)        1,051        (7,912)        (6,698)
Interest income (expense), net............           --            --            --            91          (134)         1,133
                                             ----------    ----------    ----------    ----------   -----------    -----------
(Loss) income before income taxes.........          765        (2,419)         (800)        1,142        (8,046)        (5,565)
Provision (benefit) for income taxes......           --            --            --           300          (217)            --
                                             ----------    ----------    ----------    ----------   -----------    -----------
Net (loss) income.........................          765        (2,419)         (800)          842        (7,829)        (5,565)
Preferred stock deemed dividend and
  accretion...............................           --            --            --            --            --         (3,466)
                                             ----------    ----------    ----------    ----------   -----------    -----------
Net loss attributable to common
  stockholders............................   $      765    $   (2,419)   $     (800)   $      842   $    (7,829)   $    (9,031)
                                             ==========    ==========    ==========    ==========   ===========    ===========
Other comprehensive loss:
Unrealized loss on marketable
  securities..............................           --            --            --            --            --            (22)
                                             ----------    ----------    ----------    ----------   -----------    -----------
Comprehensive loss applicable to common
  stockholders............................   $      765    $   (2,419)   $     (800)   $      842   $    (7,829)   $    (9,053)
                                             ==========    ==========    ==========    ==========   ===========    ===========
(Loss) earnings per share:
  Basic...................................                               $    (0.02)   $     0.02   $     (0.22)   $     (0.19)
                                                                         ==========    ==========   ===========    ===========
  Diluted.................................                               $    (0.02)   $     0.02   $     (0.22)   $     (0.19)
                                                                         ==========    ==========   ===========    ===========
Shares used in computing (loss) earnings
  per share:
  Basic...................................                               34,312,500    34,546,614    36,254,133     46,612,752
  Diluted.................................                               34,312,500    38,119,296    36,254,133     46,612,752

                                                              DECEMBER 31,
                                                         -----------------------
                                                           1998           1999
                                                         --------       --------
BALANCE SHEET DATA:
Cash and cash equivalents..............................  $    12        $ 24,657
Working capital (deficit)..............................   (2,655)         44,616
Total assets...........................................   13,430          70,991
Long-term liabilities, less current portion............    5,506             443
Retained earnings (accumulated deficit)................   (7,787)        (13,352)
Total stockholders' equity (deficit)...................   (1,293)         55,433

    See Note 11 of Notes to the Financial Statements for an explanation of the method used to calculate earnings per share. Earnings per share data is not presented for the Predecessor Company, since the Predecessor Company did not have its own capital structure. As a result, this information would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN MANY CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND" OR "CONTINUE," OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    GlobeSpan, Inc. is a leading worldwide developer of advanced digital subscriber line (DSL) integrated circuits which enable high-speed data transmission over the existing network of copper telephone wires known as the local loop. We sell our integrated circuits as chip sets to manufacturers of DSL equipment for incorporation into products which are sold to telecommunications service providers and end users. Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking between branch offices. We currently outsource the manufacturing of our integrated circuits, which enables us to concentrate our resources on the design, development and marketing of our chip set solutions. To date, we have shipped more than two million DSL chip sets to a broad base of leading communications equipment manufacturers.

    We were formed as an independent company in July 1996 as part of the divestiture of AT&T Paradyne Corporation by Lucent Technologies and commenced operations in August 1996. Prior to the divestiture, our business was operated as the Advanced Transmission Technology Division of AT&T Paradyne Corporation. This division was primarily engaged in the development of high-speed DSL solutions. We refer to this division as our predecessor company, although it was not operated as a separate entity.

    Today, substantially all of our net revenues are derived from the sale of DSL chip sets and reference design guides. Our reference design guides are technical specifications relating to the design of systems based on our chip sets that enable our customers to develop products that incorporate our chip sets. In our last fiscal year, the reference design guides accounted for 0.4% of our total revenues. We recognize revenues at the time we ship our DSL products. We typically sell our products with a 60 day warranty. Product returns to date have not been significant. We have historically generated substantially all of our revenues from our DSL products that use the CAP line code. In 1998, we introduced a number of new chip sets incorporating additional features and other line code technologies, including 2B1Q, DMT and PAM. These new product introductions have substantially expanded our DSL product offerings, although revenues from such products have been insignificant. In conjunction with repositioning GlobeSpan as a product company, we invested extensively in research and development projects and personnel and have expanded our sales, marketing, general and administrative capabilities. This investment has led to significant hiring which began in early 1997. Our overall headcount increased from 93 employees at December 31, 1997 to 214 employees at

December 31, 1999. In particular, during this period we hired 71 additional engineers to develop new products and target future growth opportunities.

    Historically, a significant portion of our net revenues in any quarter or annual period has been derived from sales to relatively few customers, and we expect this trend to continue. In the years ended December 31, 1999, 1998 and 1997, our customers who individually represented at least five percent of our net revenues accounted for 60.6%, 70.1% and 72.6%, respectively, of our net revenues. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascom Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. In 1997, our top three customers were LG Information & Communications, Ascom Hasler AG and Westell Technologies, which accounted for 21.4%, 12.5% and 9.6% of our net revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. Because fluctuations in orders from our major customers could cause our net revenues to fluctuate significantly in any given quarter or annual period, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful and should not be relied upon as an indication of future performance.

    Members of the group comprising our largest customers change frequently due to our lack of long term contracts with our customers, the timing of our customers' product implementations, demand cycles in the sales of our customers' products and our long sales cycle. In particular, the amount of revenues we derive from our customers depends upon their success in selling DSL equipment to telecommunications service providers for use in DSL service deployments. To date, DSL deployments have been initiated on a select basis by telecommunications service providers and have not yet achieved widespread commercial deployment. Because our revenues have been derived from comparatively few commercial DSL service deployments, our largest customers in any particular period have varied with the timing of DSL deployments and the identity of the telecommunications service provider initiating the deployment. Further, since we are a worldwide supplier, our revenues and customers may be influenced by local economic conditions that influence our customers' level of business with us. Our long sales cycle is another factor in the frequent change of our principal customers. In general, our customers will evaluate our products for three to six months prior to incorporating our products into their products and beginning volume production. As a result, our principal customers will vary depending on their stage in the sales cycle.

    Historically, a significant portion of our net revenues has been derived from customers outside of North America, and we expect this trend to continue. In 1999, approximately 47% of our net revenues were derived from customers outside of the United States, of which 9.1% were derived from customers based in Europe, 23.2% were derived from customers based in Asia and 14.7% were derived from customers based in other international markets. In 1998, approximately 32.6% of our net revenues were derived from customers outside of the United States, of which 11.8% were derived from customers based in Europe, 9.4% were derived from customers based in Asia and 11.4% were derived from customers based in other international markets. In 1997, approximately 49.2% of our net revenues were derived from customers outside of the United States, of which 17.5% were derived from customers based in Europe, 30.9% were derived from customers based in Asia and 0.8% were derived from customers based in other international markets. All of our net revenues to date have been denominated in United States dollars.

    Competition and technological change in the rapidly evolving DSL market has and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our chip sets and associated gross margins tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Further, our gross margins are impacted by our customer concentration and product mix. For example, purchases from our major customers are generally at lower average selling prices and certain of our products, such as discrete components, are generally lower margin products.

    Our product development and marketing strategy is focused on generating design wins with DSL equipment manufacturers. The sales cycle for design wins includes detailed testing and evaluation of our products, followed by a product development cycle. Due to these cycles, which may be up to 12 months or longer, and because the end-user market for DSL services is an emerging market, we invest significantly in research and development and marketing in advance of generating substantial revenues related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. To date, our backlog has not been significant, has fluctuated from quarter to quarter, and has not been predictive of quarterly results. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses and inventory levels may increase as a percentage of net revenues and total assets, respectively.

    Our net losses have resulted from our significant investment in research and development and in building sales and marketing and general and administrative infrastructure. These expenses have exceeded our gross profits. We expect to continue to invest significantly in this infrastructure in advance of realizing revenues associated with such expenses. Accordingly, we expect to incur substantial operating losses for the foreseeable future.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data. Our results of operations are reported as a single business segment.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues................................................  $56,220    $31,464    $22,546
Cost of sales...............................................   20,879      9,882      7,565
Cost of sales related to termination charge.................    1,119         --         --
                                                              -------    -------    -------
Gross profit................................................   34,222     21,582     14,981
Operating expenses..........................................
  Research and Development..................................   26,531     18,694      8,358
  Selling, general and administrative.......................   14,389     10,217      4,572
  Amortization and Other....................................       --        583      1,000
                                                              -------    -------    -------
    Total operating expenses................................   40,920     29,494     13,930
                                                              -------    -------    -------
(Loss) income from operations...............................   (6,698)    (7,912)     1,051
Interest income (expense), net..............................    1,133       (134)        91
                                                              -------    -------    -------
(Loss) income before income taxes...........................   (5,565)    (8,046)     1,142
Provision (benefit) for income taxes........................       --       (217)       300
                                                              -------    -------    -------
Net (loss) income...........................................  $(5,565)   $(7,829)   $   842
                                                              =======    =======    =======

    The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues. Our results of operations are reported as a single business segment.

                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1999           1998           1997
                                                    --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Net revenues......................................   100.0%         100.0%         100.0%
Cost of sales.....................................    37.1           31.4           33.6
Cost of sales related to termination charge.......     2.0            0.0            0.0
                                                     -----          -----          -----
Gross profit......................................    60.9           68.6           66.4
                                                     -----          -----          -----
Operating expenses:
  Research and development........................    47.2           59.4           37.1
  Selling, general and administrative.............    25.6           32.5           20.3
  Amortization and other..........................     0.0            1.9            4.4
                                                     -----          -----          -----
    Total operating expenses......................    72.8           93.8           61.8
                                                     -----          -----          -----
(Loss) income from operations.....................   (11.9)         (25.1)           4.7
Interest income (expense), net....................     2.0           (0.4)           0.4
                                                     -----          -----          -----
(Loss) income before income taxes.................    (9.9)         (25.6)           5.1
Provision (benefit) for income taxes..............     0.0           (0.7)           1.3
                                                     -----          -----          -----
Net (loss) income.................................    (9.9)%        (24.9)%          3.8%
                                                     =====          =====          =====

RESULTS OF OPERATIONS IN THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    NET REVENUES. Our net revenues from product sales are recognized upon shipment of DSL chip sets and reference design guides. Our net revenues were $56.2 million, $31.5 million, and $22.5 million in the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represent increases of 78.7% from 1998 to 1999, and 39.6% from 1997 to 1998. The increase in revenues was primarily due to the increases in unit volume shipments to existing customers, the expansion of our customer base and the introduction of new products. Net revenues from customers outside of North America represented 47.0%, 32.6% and 49.2% of our net revenues in the years ended December 31, 1999, 1998 and 1997, respectively. Net revenues from customers outside of North America increased as a percentage of net revenues from 1998 to 1999 primarily due to a shift in the manufacturing of product by domestic customers to offshore facilities. Net revenues from customers outside of North America decreased as a percentage of net revenues from 1997 to 1998 as a result of reduced shipments to existing customers in Asia due to an economic downturn in a number of countries in this region. We expect that revenues generated from customers outside of North America will continue to account for a significant percentage of our net revenues. See "Risk Factors--Sales to Customers Based Outside of the United States Have Accounted for a Significant Portion of Our Revenues, Which Exposes Us to Inherent Risks of International Business."

    COST OF SALES AND GROSS PROFIT. Cost of sales consists of the costs of having our chip sets manufactured on a turnkey basis by our suppliers. Gross profit represents net revenues less cost of sales. Our gross profit was $34.2 million, $21.6 million and $15.0 million in the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represent an increase of 58.6% from 1998 to 1999, and 44.1% from 1997 to 1998. Our gross margin was 60.9%, 68.6% and 66.4% in the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in gross margin from 1998 to 1999 was due to a number of factors, including pressures on average selling prices and customer and product mix. The increase in gross margin from 1997 to 1998 resulted from an expanded customer base and lower supplier costs based on greater volumes purchased. The increase in gross profit dollars was the result of higher unit sales. In consideration for modifying pricing terms for the sale of GlobeSpan products under certain cooperative development agreements with Paradyne Corporation, GlobeSpan agreed to pay a license fee to Paradyne Corporation on products sold to all customers up to an aggregate amount of $1.5 million. As of March 1999, GlobeSpan had incurred and paid approximately $300,000 to Paradyne Corporation under such arrangement. In connection with terminating the cooperative development agreements and entering into a new Supply Agreement effective December 1998 with Paradyne Corporation, GlobeSpan agreed to pay Paradyne Corporation the remaining $1.2 million was recorded as termination charge. This cost was expensed as a cost of sales and paid during 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenditures is primarily comprised of salaries and related expenses of employees engaged in research, design and development activities. It also includes related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. In 2000, we expect our research and development expenditures to continue to increase due to planned increases in personnel, material cost, and depreciation resulting from higher capital expenditures. Our research and development expenditures were $26.5 million, $18.7 million and $8.4 million, in the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represent increases of 41.9% from 1998 to 1999 and 124% from 1997 to 1998. Research and development expenditures represented 47.2%, 59.4% and 37.1% of net revenues in the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, the decrease in research and development expenditures as a percentage of revenues was due to our increased revenue. The increase in dollars and as a percentage of net revenues in 1998 resulted from a significant increase in development efforts in advance of anticipated revenues from such efforts. In particular, we added a significant number of new personnel and related support.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $14.4 million, $10.2 million and $4.6 million in the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represent increases of 40.8% from 1998 to 1999, and 123% from 1997 to 1998. Selling, general and administrative expense represented 25.6%, 32.5% and 20.3% of net revenues in the years ended
December 31, 1999, 1998 and 1997, respectively. The increase in dollars in 1999 and 1998, and as a percentage of net revenues in 1998, resulted from the addition of sales, marketing, management and administrative personnel and related expenses, including increased commissions, and general business costs.

    AMORTIZATION AND OTHER. Amortization expense is related to the core technology we acquired in connection with the divestiture by Lucent Technologies of AT&T Paradyne. Amortization was provided on a straight-line basis commencing in August 1996 through July 1998. Our expense for amortization of core technology was $0.0 million, $0.6 million and $1.0 million in the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represent a decrease of 41.7% from 1997 to 1998.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net is comprised of interest earned on invested cash, net of interest expense from bank borrowings and other debt, and other non-operating expenses. Interest income increased by $1.3 million for the year ended December 31, 1999 due to higher levels of invested cash.

    INCOME TAXES. We use the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (see Note 10 of Notes to Financial Statements). Our effective tax rate for the year ended December 31, 1997 was 26.3%, which differed from the federal statutory rate primarily due to the utilization of the net operating loss carryforwards generated in 1996 and a reduction of the valuation allowance recorded against deferred tax assets. Since we generated a loss in 1998, a benefit was recorded reflecting a loss carry-back for taxes paid in 1997. During 1999 and 1998, the Company incurred losses and therefore has established a full valuation allowance against its net deferred tax asset.

RECENT ACCOUNTING PRONOUCEMENT

    In December 1999 the Securities and Exchange Commissions issued Staff Accounting Bulletin 101 (SAB 101), as amended in March 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in the second quarter of 2000 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations from initial contributions of capital, funds generated by the sale of equity securities and borrowings under our lines of credit, and from the sale of preferred and common stock. Sales of equity securities include $49.7 million of net proceeds from our June 1999 initial public offering of common stock and $11.2 million of net proceeds from our May 1999 private placement of Series A redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. As of December 31, 1999 we had a working capital of approximately $44.6 million and $24.7 million in cash and equivalents. The company believes that cash and cash equivalents will be sufficient to meet its operating needs for the next twelve months.

    Net cash used in operating activities was $12.8 million and $3.4 million in the years ended December 31, 1999 and 1998, respectively. Net cash generated by operating activities was $0.9 million in the year ended December 31, 1997. The increase from 1998 to 1999 and from 1997 to 1998 in operating activities was primarily due to the timing of expenditures.

    Net cash used in investing activities was $16.8 million, 4.8 million and $3.4 million in the years ended December 31, 1999, 1998 and 1997, respectively. The amount related to investment in marketable securities and preferred stock was $15.6 million in 1999. The amounts related to capital expenditures to support our expanded operations were $1.2 million, $4.8 million and $3.4 million in the years ended December 31, 1999, 1998 and 1997, respectively. We expect to increase our capital expenditures to exceed $5.0 million in 2000 to support further expansion of operations.

    Net cash provided by financing activities was $54.2 million, $7.3 million and $0.06 million in the years ended December 31, 1999, 1998 and 1997, respectively, and was provided by bank borrowings, other debt and issuance of common and preferred stock.

ALTHOUGH WE ARE NOT PRIMARILY A SUPPLIER OF SOFTWARE, OUR BUSINESS COULD BE
  AFFECTED BY YEAR 2000 ISSUES

    The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. In late 1999, the Company completed its Year 2000 compliance project. As a result of the Company's efforts, the Company experienced no significant disruptions related to Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of suppliers. The incremental costs related to the Year 2000 project were not material to the Company's results of operations, financial position or cash flows. The Company will continue to monitor throughout the year 2000 its critical computer applications, and those of its suppliers, to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK FACTORS

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

    - Loss of a significant customer, or a significant decrease in purchases by significant customers, such as Cisco Systems or Lucent Technologies;

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE

    Our failure to significantly increase our revenues would result in continuing losses. We incurred net losses of attributable to common stockholders of $9.0 million and $7.8 million in the years December 31, 1999 and 1998, respectively, and earned net income of $0.8 million in the year December 31, 1997. We expect to incur net losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant quarterly revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A
  SIGNIFICANT AMOUNT OF OUR REVENUES

    A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, or experience a loss of any of our significant customers, particularly Cisco Systems, or suffer a substantial reduction in orders from such customers. In the years ended December 31, 1999, 1998 and 1997, our customers who individually represented at least five percent of our net revenues accounted for 60.6%, 70.1% and 72.6%, respectively, of our net revenues. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascorn Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. In 1997, our top three customers were LG Information & Communications, Ascom Hasler

AG and Westell Technologies, which accounted for 21.4%, 12.5% and 9.6% of our net revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Furthermore, it is possible that DSL equipment manufacturers, such as Cisco Systems, Lucent Technologies, and Ascom Hasler AG, may design and develop internally, or acquire, their own chip set technology, rather than continue to purchase chip sets from third parties such as us. We expect that sales of our products to relatively few customers will continue to account for a significant portion of our net revenues for the foreseeable future.

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

    We do not own or operate a semiconductor fabrication facility. We depend on Lucent Technologies to timely deliver to us sufficient quantities of fully-assembled and tested chip sets on a turnkey basis. We have had a series of manufacturing arrangements with Lucent Technologies, the latest of which became effective in March 1999. This agreement, however, does not guarantee that Lucent Technologies will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Any disruption in availability of our products would have a serious adverse impact on our business. If we are required for any reason to seek a new manufacturer of our chip sets, a new manufacturer of our chip sets may not be available and in any event switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. From time to time there are shortages in worldwide foundry capacity. Such shortages, if they occur, could make it more difficult for us to find a new manufacturer of our chip sets if our relationship with Lucent Technologies is terminated for any reason. In order to enhance our ability to obtain sufficient quantities of chip sets to meet our growing product needs, we have been engaged in the process of negotiating and/or exploring prospective supply agreements with other leading chip suppliers. In this regard, we entered into an agreement with United Microelectronics Corporation ("UMC") to supply certain of our chip sets. The UMC agreement, which became effective in December 1999, provides us with the ability to obtain delivery of specified chip sets in accordance with the agreement's terms, upon our providing of binding forecasts to UMC. Although the UMC agreement provides for a term of five years, with subsequent one year renewals, the supplier may cancel the agreement upon 12 months' advance notice to us. While, in such an event, UMC would still be required to fill our orders for commercially reasonable quantities of product during the twelve month notice period, the termination of this agreement by UMC could cause a disruption to our business. To further provide us with greater chip supply capacity, we are in the process of finalizing an agreement with Taiwan Semiconductor Manufacturing Co. and continue our efforts to seek agreements with other chip manufacturers. None of these other prospective agreements, however, would provide us with a guarantee that our orders for chip sets will be adequately filled.

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

    Although we do not currently anticipate any dispute with Lucent Technologies, because Lucent Technologies is a source of our intellectual property, the principal manufacturer of our chip sets, a competitor and a customer, we could in the future become involved in disputes with Lucent Technologies. This risk is heightened by the ambiguity inherent in the divestiture agreements among Lucent Technologies, Paradyne Corporation and us. We cannot be certain that we would prevail in any such dispute and, regardless of whether we prevail, any such dispute would be expensive and time-consuming and would harm our business. Further, because we rely on Lucent Technologies, we may be reluctant to enforce our rights in any such dispute. For example, we recently sent Lucent Technologies a letter that inquired whether Lucent Technologies was misappropriating our intellectual property in connection with the development of a competing DSL chip set. In response to discussions with Lucent Technologies about this letter, we have decided not to pursue any claim against Lucent Technologies in connection with past acts relating to digital subscriber loop analog chip (DSLAC) technology.

THE NATURE OF OUR RELATIONSHIP WITH, AND SUBSTANTIAL DEPENDENCE ON, LUCENT
  TECHNOLOGIES MAY PROVIDE LUCENT TECHNOLOGIES WITH AN ADVANTAGE AS A COMPETITOR OF OURS

    Lucent Technologies is a competitor of ours. Additionally, Lucent Technologies is a source of our intellectual property, the principal manufacturer of our chip sets. Upon our formation, Lucent Technologies retained a license to use all patents that were assigned to us, including in products that compete with our chip sets. Lucent Technologies' ability to compete with us could be enhanced by this license. Furthermore, our substantial dependence on Lucent Technologies could provide Lucent Technologies with the ability to more effectively compete with us.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY STANDARD
  COMPLIANT CHIP SETS

    We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute (ANSI) standard specification T1.413. This industry standard is based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non-discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to similar claims like the Amati Corporation claim by third parties in the future.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO
  STOP SELLING OUR PRODUCTS OR PAY MONETARY DAMAGES

    There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of such intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to the scope of these indemnity rights; for example, in June 1999, we received a letter from Paradyne Corporation (a customer and affiliated company), informing us that Paradyne had received a letter from a third-party suggesting that some of the third-party's patents may be infringed by Paradyne products. We evaluate all letters of this nature to determine whether we have an indemnity obligation and take appropriate steps. For example, our preliminary review of the letter from Paradyne and the claims made by the third-party suggests that the third-party's patents, if infringed, would be infringed by technology used by our suppliers (with whom we have reciprocal indemnity agreements) and not by our technology, and, therefore, there is no material risk to us; we will continue our review of this (and all other) claims, and take additional steps, if appropriate. If any claims from third-parties required us to indemnify customers (including Paradyne) under our agreements, the costs could be substantial and our business could be harmed.

DESPITE OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY GAIN
  ACCESS TO OUR PROPRIETARY TECHNOLOGY AND USE IT TO COMPETE WITH US

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. For example, in June 1998, we filed suit against three former employees who began employment with one of our competitors.

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

    Further, many of our customers face competition from companies, such as Orckit Communications, which design their own chip sets. Because these companies do not purchase all of their chip sets from suppliers such, as us, if these competitors displace our customers in the DSL equipment market, our customers would no longer need our products.

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

IF LEADING DSL EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR CHIP SETS IN
  SUCCESSFUL PRODUCTS, SALES OF OUR PRODUCTS WILL SIGNIFICANTLY DECLINE

    We rely upon DSL equipment manufacturers, such as Cisco Systems and Lucent Technologies, to design our chip sets into their DSL products. We further rely on these products to be successful, and if they are not, we will not sell our chip sets in volume quantities. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these DSL equipment-- manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the DSL equipment manufacturing industry, or if a small number of DSL equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the DSL market and meet the requirements of DSL equipment manufacturers, or if we do not successfully establish and maintain relationships with leading DSL equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

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

THE RECENT RAPID EXPANSION IN OUR OPERATIONS HAS PLACED A STRAIN ON OUR
  MANAGEMENT AND PERSONNEL AND OTHER RESOURCES

    The recent rapid expansion in our operations has placed a strain on our management and personnel and other resources. If we do not successfully manage our business, financial condition and results of operations will be seriously harmed. Further, from December 31, 1997 to December 31, 1999, we increased from 93 to 214 total employees. This growth has placed and will continue to place a significant strain upon our management, operating and financial systems and other resources. To accommodate this expansion of operations, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our work force.

SALES TO CUSTOMERS BASED OUTSIDE OF THE UNITED STATES HAVE ACCOUNTED FOR A
  SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO INHERENT RISKS OF INTERNATIONAL BUSINESS

    The following table shows the percentage of our net revenues which we derived from sales to customers based outside of the United States for the time periods indicated:

TIME PERIOD                                             PERCENTAGE OF NET REVENUES
-----------                                             --------------------------
Year Ended December 31, 1999..........................             47.0%
Year Ended December 31, 1998..........................             32.6%
Year Ended December 31, 1997..........................             49.2%

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

    In the years ended December 31, 1999, 1998 and 1997, 23.2%, 9.4% and 30.9%,
respectively, of our net revenues were derived from customers based in Asian countries. Because of the continuing economic instability in Asia, sales of our chip sets to customers in this region may be adversely affected.

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

    Our executive officers and directors and their affiliates own, in the aggregate, approximately 4.4% of our outstanding common stock.

    Entities affiliated with Texas Pacific Group own approximately 40.3% of GlobeSpan and are able to exercise control over GlobeSpan subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group, may not always coincide with our interests or the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

    Our current board of directors consists of Ms. Connor and Messrs. Coulter, Deb, Epley, Faggin, Geday, Geeslin and Stanton. Our board of directors has also created an Executive Committee consisting of Messrs. Coulter, Deb, Epley, Geday and Stanton. Of the current members of the board of directors and the Executive Committee, Messrs. Epley, Geeslin and Stanton are also currently directors of, and have direct or indirect equity interests in, Paradyne Corporation, which is a customer of ours. Accordingly, our continuing supplier relationship with Paradyne Corporation, and any other potential business dealings between Paradyne Corporation and us, could create conflicts of interest for the GlobeSpan directors.

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

ALTHOUGH WE ARE NOT PRIMARILY A SUPPLIER OF SOFTWARE, OUR BUSINESS COULD BE
  AFFECTED BY YEAR 2000 ISSUES

    The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. In late 1999, the Company completed its Year 2000 compliance project. As a result of the Company's efforts, the Company experienced no significant disruptions related to Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of suppliers. The incremental costs related to the Year 2000 project were not material to the Company's results of operations, financial position or cash flows. The Company will continue to monitor throughout the year 2000 its critical computer applications, and those of its suppliers, to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    - Loss or decrease in sales to a major customer or failure to complete significant transactions;

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to immaterial levels of market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the financial statements of the Company included herein and listed under the heading "(a)(1) Financial Statements" of Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. ANNUAL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the sections of the Company's proxy statement for the 2000 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of the Company's proxy statement for the 2000 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the section of the Company's proxy statement for the 2000 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the section of the Company's proxy statement for the 2000 Annual Meeting of Stockholders entitled "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements- The following financial statements are included at the indicated page of this Form 10-K and incorporated into this
           Item 14(a)(1) by reference:

Report of Independent Accountants...........................     F-1

Balance Sheets..............................................     F-2

Statements of Operations....................................     F-3

Statements of Changes in Stockholders' Equity...............     F-4

Statements of Cash Flows....................................     F-5

Notes to Financial Statements...............................     F-6

    (a)(2) Financial Statement Schedules

    All schedules have been omitted since they are either not applicable or not required, or because the information required is included in the financial statements and notes thereto.

    (a)(3) Exhibits--See Index to Exhibits

    (b) Reports on Form 8-K--The Company has filed the following reports on Form 8-K since December 31, 1999:

           January 26, 2000 to report Other Events under Item 5 of Form 8-K; and

           March 10, 2000 to report Acquisition or Disposition of Assets under
           Item 2 of Form 8-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of GlobeSpan, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of GlobeSpan, Inc. (the "Company") as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 1, 2000, except as to Note 17 which is as of February 25, 2000

                                GLOBESPAN, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $24,657       $    12
  Short-term investments....................................   12,011            --
  Accounts receivable, less allowance for doubtful accounts
    of $337 and $61, respectively...........................    9,160         3,823
  Accounts receivable from affiliates.......................      146            73
  Inventories...............................................   10,656           912
  Prepaid income taxes......................................      190         1,178
  Prepaid expenses and other current assets.................    2,911           564
                                                              -------       -------
    Total current assets....................................   59,731         6,562
Property and equipment, net.................................    5,853         6,680
Other assets................................................    5,407           188
                                                              -------       -------
    Total assets............................................  $70,991       $13,430
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit...........................  $    --       $ 2,466
  Accounts payable..........................................    4,333         2,131
  Accounts payable to affiliates............................       80           327
  Accrued expenses and other liabilities....................    2,049         1,482
  Payroll and benefit related liabilities...................    7,688         2,519
  Current portion of capital lease obligations..............      965           292
                                                              -------       -------
    Total current liabilities...............................   15,115         9,217
                                                              -------       -------
Subordinated note payable to Communication Partners, L.P....       --         5,000
Capital lease obligations, less current portion.............      443           506
                                                              -------       -------
    Total liabilities.......................................   15,558        14,723
                                                              -------       -------
Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock, par value $0.001; 10,000,000 shares
    authorized;
    none issued or outstanding..............................       --            --
  Common stock, par value $0.001; 100,000,000 shares
    authorized; 58,134,678, 36,795,795 shares issued and
    outstanding, respectively...............................       58            37
  Stock purchase warrant....................................        1         3,654
  Additional paid-in capital................................   77,378         3,604
  Notes receivable from stock sales.........................   (7,412)         (725)
  Deferred stock compensation...............................   (1,218)          (76)
  Accumulated other comprehensive loss......................      (22)           --
  Accumulated deficit.......................................  (13,352)       (7,787)
                                                              -------       -------
    Total stockholders' equity (deficit)....................   55,433        (1,293)
                                                              -------       -------
    Total liabilities and stockholders' equity..............  $70,991       $13,430
                                                              =======       =======

   The accompanying notes are an integral part of these financial statements.

                                GLOBESPAN, INC.

                            STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Net revenues.............................................  $   56,220   $   31,464   $   22,546
Cost of sales............................................      20,879        9,882        7,565
Cost of sales related to termination charge..............       1,119           --           --
                                                           ----------   ----------   ----------
Gross profit.............................................      34,222       21,582       14,981
                                                           ----------   ----------   ----------
Operating expenses:
  Research and development...............................      26,531       18,694        8,358
  Selling, general and administrative....................      14,389       10,217        4,572
  Amortization and other.................................          --          583        1,000
                                                           ----------   ----------   ----------
    Total operating expenses.............................      40,920       29,494       13,930
                                                           ----------   ----------   ----------
(Loss) income from operations............................      (6,698)      (7,912)       1,051
Interest income..........................................       1,581           55           91
Interest expense.........................................        (448)        (189)          --
                                                           ----------   ----------   ----------
(Loss) income before income taxes........................      (5,565)      (8,046)       1,142
Provision (benefit) for income taxes.....................          --         (217)         300
                                                           ----------   ----------   ----------
Net (loss) income........................................      (5,565)      (7,829)         842
Preferred stock deemed dividend and accretion............      (3,466)          --           --
                                                           ----------   ----------   ----------
Net loss attributable to common stockholders.............  $   (9,031)  $   (7,829)  $      842
                                                           ==========   ==========   ==========
Other comprehensive loss:
Unrealized loss on marketable securities.................         (22)          --           --
                                                           ----------   ----------   ----------
Comprehensive loss applicable to common stockholders.....  $   (9,053)  $   (7,829)  $      842
                                                           ==========   ==========   ==========
(Loss) earnings per share:
  Basic..................................................  $    (0.19)  $    (0.22)  $     0.02
                                                           ==========   ==========   ==========
  Diluted................................................  $    (0.19)  $    (0.22)  $     0.02
                                                           ==========   ==========   ==========
Shares used in computing net (loss) earnings per share
  Basic..................................................  46,612,752   36,254,133   34,546,614
  Diluted................................................  46,612,752   36,254,133   38,119,296

   The accompanying notes are an integral part of these financial statements.

                                GLOBESPAN, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         NOTES                       ACCUMULATED
                                         COMMON STOCK          STOCK     ADDITIONAL   RECEIVABLE      DEFERRED          OTHER
                                     ---------------------   PURCHASE     PAID-IN        FROM           STOCK       COMPREHENSIVE
                                       SHARES      AMOUNT     WARRANT     CAPITAL     STOCK SALES   COMPENSATION         LOSS
                                     ----------   --------   ---------   ----------   -----------   -------------   --------------
Balance--December 31, 1996.........  34,312,500     $34       $     1     $ 6,072       $    --        $    --           $ --
  Net income.......................
  Asset allocation charge..........                                           244
  Exercise of employee stock
    options........................   2,547,522       3                       846          (794)
  Non-employee stock options.......                                            52                          (52)
                                     ----------     ---       -------     -------       -------        -------           ----
Balance--December 31, 1997.........  36,860,022     $37       $     1     $ 7,214       $  (794)       $   (52)          $ --
  Net loss.........................
  Distribution to Communication
    Partners, L.P. (Note 9)........                             3,653      (3,653)
  Exercise of employee stock
    options........................     127,962                                61
  Non-employee stock options.......                                            44                          (44)
  Amortization of non-employee
    stock options..................                                                                         20
  Benefit from exercise of
    nonqualified stock options.....                                             2
  Repayment of note receivable.....                                                           5
  Forfeiture of restricted stock...    (192,189)                              (64)           64
                                     ----------     ---       -------     -------       -------        -------           ----
Balance--December 31, 1998.........  36,795,795     $37       $ 3,654     $ 3,604       $  (725)       $   (76)
  Net loss.........................
  Issuance of common stock due to
    initial public offering, net of
    costs..........................  11,212,500      11                    49,729
  Net exercise of warrants.........   2,173,500       2        (3,653)      3,651
  Forgiveness of subordinated loan
    to Communication Partners,
    L.P............................                                           100
  Issuance of common stock and
    exercise of stock options......   3,568,521       4                     7,091        (6,775)
  Issuance and conversion of Series
    A preferred stock, net of
    costs..........................   4,384,362       4                    14,601
  Preferred dividend attributable
    to beneficial conversion
    feature........................                                        (2,616)
  Stock options issued at less than
    fair market value..............                                         1,218                       (1,162)
  Amortization of non-employee
    stock options..................                                                                         20
  Repayment of notes receivable....                                                         336
  Interest earned on notes
    receivable.....................                                                        (248)
  Accumulated other comprehensive
    loss...........................                                                                                       (22)
                                     ----------     ---       -------     -------       -------        -------           ----
Balance--December 31, 1999.........  58,134,678     $58       $     1     $77,378       $(7,412)       $(1,218)          $(22)
                                     ==========     ===       =======     =======       =======        =======           ====


                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                       DEFICIT         EQUITY
                                     ------------   -------------
Balance--December 31, 1996.........    $   (800)       $ 5,307
  Net income.......................         842            842
  Asset allocation charge..........                        244
  Exercise of employee stock
    options........................                         55
  Non-employee stock options.......                         --
                                       --------        -------
Balance--December 31, 1997.........    $     42        $ 6,448
  Net loss.........................      (7,829)        (7,829)
  Distribution to Communication
    Partners, L.P. (Note 9)........                         --
  Exercise of employee stock
    options........................                         61
  Non-employee stock options.......                         --
  Amortization of non-employee
    stock options..................                         20
  Benefit from exercise of
    nonqualified stock options.....                          2
  Repayment of note receivable.....                          5
  Forfeiture of restricted stock...                         --
                                       --------        -------
Balance--December 31, 1998.........    $ (7,787)       $(1,293)
  Net loss.........................      (5,565)        (5,565)
  Issuance of common stock due to
    initial public offering, net of
    costs..........................                     49,740
  Net exercise of warrants.........                         --
  Forgiveness of subordinated loan
    to Communication Partners,
    L.P............................                        100
  Issuance of common stock and
    exercise of stock options......                        320
  Issuance and conversion of Series
    A preferred stock, net of
    costs..........................                     14,605
  Preferred dividend attributable
    to beneficial conversion
    feature........................                     (2,616)
  Stock options issued at less than
    fair market value..............                         56
  Amortization of non-employee
    stock options..................                         20
  Repayment of notes receivable....                        336
  Interest earned on notes
    receivable.....................                       (248)
  Accumulated other comprehensive
    loss...........................                        (22)
                                       --------        -------
Balance--December 31, 1999.........    $(13,352)       $55,433
                                       ========        =======

   The accompanying notes are an integral part of these financial statements.

                                GLOBESPAN, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Cash flow (used in) provided by operating activities:
  Net (loss) income.........................................  $  (5,565)  $(7,829)   $   842
  Adjustments to reconcile net (loss) income to cash (used
    in) provided by operating activities:
    Deferred income taxes...................................         --       500       (500)
    Provision for bad debts.................................        276        12         49
    Provision for inventory obsolescence....................         --        95         --
    Amortization and depreciation...........................      3,513     2,657      1,702
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............     (5,686)    1,059     (3,315)
    (Increase) in inventories...............................     (9,744)     (888)      (119)
    (Increase) in prepaid expenses and other assets.........     (3,278)   (1,698)      (229)
    Increase (decrease) in accounts payable.................      1,955      (194)     1,589
    Increase in accrued expenses and other current
      liabilities...........................................      5,736     2,886        874
                                                              ---------   -------    -------
Net cash (used in) provided by operating activities.........    (12,793)   (3,400)       893
                                                              ---------   -------    -------
Cash flows used in investing activities:
  Capital expenditures......................................     (1,229)   (4,810)    (3,359)
  Purchases of marketable securities........................   (111,087)       --         --
  Proceeds from sale/maturities of marketable securities....     97,564        --         --
  Investment in preferred stock.............................     (2,000)       --         --
                                                              ---------   -------    -------
Net cash used in investing activities.......................    (16,752)   (4,810)    (3,359)
                                                              ---------   -------    -------
Cash flows provided by financing activities:
  (Repayments of) proceeds from borrowings under
    subordinated
    note payable............................................     (4,900)    5,000         --
  (Repayments of) proceeds from borrowings under line of
    credit..................................................     (2,466)    2,466         --
  Proceeds from issuance of common and preferred stock......     62,049        61         55
  Interest on and proceeds from repayment of notes
    receivable..............................................         88         5         --
  Repayments of capital lease borrowings....................       (581)     (185)        --
                                                              ---------   -------    -------
Net cash provided by financing activities...................     54,190     7,347         55
                                                              ---------   -------    -------
Net increase (decrease) in cash and cash equivalents........     24,645      (863)    (2,411)
Cash and cash equivalents at beginning of period............         12       875      3,286
                                                              ---------   -------    -------
Cash and cash equivalents at end of period..................  $  24,657   $    12    $   875
                                                              =========   =======    =======
Supplemental disclosure of cash flow Information:
  Cash paid:
    Interest................................................  $     442   $   145    $    --
                                                              =========   =======    =======
    Income taxes............................................  $      --   $   492    $ 1,000
                                                              =========   =======    =======
Supplemental noncash financing activities:
  Conversion of preferred stock into common stock...........  $  12,000   $    --    $    --
                                                              =========   =======    =======
  Notes receivable for sale of stock........................  $   7,023   $    --    $   794
                                                              =========   =======    =======
  Forgiveness of subordinated note payable..................  $     100   $    --    $    --
                                                              =========   =======    =======
  Equipment acquired under capital lease....................  $   1,191   $   861    $    --
                                                              =========   =======    =======

   The accompanying notes are an integral part of these financial statements.

                                GLOBESPAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

    GlobeSpan, Inc. is a leading worldwide developer of advanced digital subscriber line (DSL) integrated circuits which enable high-speed data transmission over the existing network of copper telephone wires known as the local loop. We sell our integrated circuits as chip sets to manufacturers of DSL equipment for incorporation into products which are sold to telecommunications service providers and end users. Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking between branch offices. We currently outsource the manufacturing of our integrated circuits, which enables us to concentrate our resources on the design, development and marketing of our chip set solutions.

    Pursuant to a Purchase Agreement dated June 18, 1996, three direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries of Communication Partners, L.P. (formerly Paradyne Partners, L.P.), acquired certain assets of AT&T Paradyne Corporation from its parent company, Lucent Technologies Inc. ("Lucent"), in exchange for $146 million in cash and notes and the assumption of certain liabilities effective July 31, 1996. The assets and liabilities were purchased by four separate operating subsidiaries of Communication Partners, L.P., including GlobeSpan Technologies (subsequently GlobeSpan, Inc.) (the "Company").

    Assets acquired by the Company for $2.0 million consisted of certain research and development activities, patents and customer licenses related to carrierless amplitude phase modulation technique (generally referred to as "CAP Technology") which is used to transmit data over copper telephone wires. In addition, certain customer rent and lease agreements of AT&T Paradyne Corporation were acquired directly by Rental Acquisition Corp. and Lease Acquisition Corp., and certain net assets relating to the manufacturing, marketing and research activities for data communications and networking products for commercial end users and network service providers were acquired by Paradyne Corporation (all of which are direct or indirect subsidiaries of Communication Partners, L.P.). Paradyne Corporation also entered into a product distribution agreement with Lucent. Additionally, certain assets and liabilities of AT&T Paradyne Corporation were retained by Lucent or disposed of prior to the transaction. All assets and liabilities and activities acquired by subsidiaries of Communication Partners, L.P., other than the Company, or retained by Lucent have been excluded from the accompanying financial statements.

    The total purchase price of the Company has been allocated as follows:

Core Technology (see Note 2)................................   $2,000
                                                               ------
  Total Assets..............................................   $2,000
                                                               ======
Liabilities Assumed.........................................   $   --
                                                               ------
  Total Net Assets Acquired.................................   $2,000
                                                               ======

    The accompanying financial statements include the accounts of the Company. See discussion of related party transactions in Notes 9 and 15. As of December 31, 1998 and December 31, 1999, Communication Partners, L.P. owned 93% and 59%, respectively, of the Company's outstanding stock.

    The Company is a leading worldwide developer of advanced digital subscriber line (DSL) integrated circuits which enable high-speed data transmission over the existing network of copper telephone wires known as the local loop. The Company sells integrated circuits as chip sets to

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED) manufacturers of DSL equipment for incorporation into products which are sold to telecommunications service providers and end users. On June 23, 1999, the Company completed its initial public offering ("IPO") of 11,212,500 shares of common stock at $5.00 per share. Net proceeds received by the Company, after deducting offering costs, totaled $49.7 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realizability of deferred tax assets and useful lives or amortization periods of intangible assets. Actual results could differ from those estimates. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future value of the Company's assets.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment to the customer, when no significant vendor obligations exist and collection of the resulting receivable is probable. Licensing fees are recognized when the Company has completed delivery of technical specifications and performed all required services under the related agreements. Commissions and right to use fees are recognized upon shipment of product by the licensees, in accordance with the agreements.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

    Inventories, substantially all of which are finished goods, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the leases or the estimated useful lives of the assets. Gains or losses on disposals of property and equipment are recorded in current operations.

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CORE TECHNOLOGY

    Core technology, which consists of patents, trademarks and technical know-how of $2,000 acquired by the Company at inception (see Note 1) is stated at acquisition cost, which approximates fair value. Amortization is provided on a straight-line basis over the estimated useful life of two years. The estimated useful life was based primarily on the expected utilization of the assets and rapid technological changes in the integrated circuit and telecommunications industries. Amortization expense associated with such core technology was $1,000 and $583 for the years ended December 31, 1997 and 1998, respectively. As of December 31, 1998 this core technology was fully amortized.

    The recoverability of carrying values was evaluated on a recurring basis with consideration of changes in circumstances based on an evaluation of such factors as the industry and environment in which the Company operates and the expected future cash flows from the core technology.

PRODUCT WARRANTIES

    The Company provides purchasers of its products with certain warranties that correspond with the warranties from its contract manufacturers. Warranty expense has been immaterial for all periods presented.

RESEARCH AND DEVELOPMENT COSTS

    Costs incurred in connection with the research and development of the Company's products and enhancements to existing products are expensed as incurred unless technological feasibility has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. Accordingly, research and development costs have been expensed as incurred.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("FAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of operations. FAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15,

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1997. The Company adopted FAS No. 130 in the 1998. The Company reported other comprehensive loss of $22 and $0 for the years ended December 31, 1999 and 1998, respectively.

LONG-LIVED ASSETS

    The impairment of long-lived assets is assessed by Management using factors including probable comparable fair market values, anticipated future cash flows, and the aggregate value of the related businesses taken as a whole. These factors are periodically reviewed to determine whether current events or circumstances required adjustments to carrying values or estimated useful lives of fixed or intangible assets in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets."

STOCK SPLITS

    In 1996, the board of directors approved an 8.75 to 1 stock split. In November 1997, the board of directors approved a 2 to 1 stock split. In February 1998, the board of directors approved a 1.5 to 1 stock split. In March 1999, the board of directors approved a 1 for 3 reverse stock split. All share, stock option and stock warrant information included in the accompanying financial statements and related notes have been restated for all periods to reflect these stock splits. (See Note 17).

RECENT ACCOUNTING PRONOUCEMENT

    In December 1999 the Securities and Exchange Commissions issued Staff Accounting Bulletin 101 (SAB 101), as amended in March 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in the second quarter of 2000 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

3. CONCENTRATION OF RISK AND CUSTOMER INFORMATION

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade receivables. The Company does not generally require collateral from its customers and substantially all of its trade receivables are not subject to collateral requirements. At December 31, 1999, 1998 and 1997, five of the Company's customers accounted for $6,473 (67.1%), $3,492 (91.3%) and $3,582 (79.2%) of net
accounts receivable, respectively.

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. CONCENTRATION OF RISK AND CUSTOMER INFORMATION (CONTINUED)
    Sales to three customers amounted to approximately $30,854 (54.9%), $22,042 (70.1%) and $9,818 (43.5%) of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Revenues from customers who represented more than 10% of net revenues were as follows:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                 --------------------------------
                                                   1999        1998        1997
                                                 --------   ----------   --------
Net revenues:
  Customer A...................................  $    --     $    --      $4,832
  Customer B...................................       --          --       2,811
  Customer C...................................   23,185      15,190          --
  Customer D...................................       --       3,974          --

    The Company's sales to overseas customers are denominated in the U.S. dollar. Revenues by geographic region for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Net revenues:
  United States..................................  $29,760    $21,214    $11,458
  Europe.........................................    5,091      3,712      3,940
  Mexico/Latin America...........................    7,725      3,063         98
  Asia...........................................   13,061      2,973      6,964
  Australia......................................      583        502         86
                                                   -------    -------    -------
                                                   $56,220    $31,464    $22,546
                                                   =======    =======    =======

    A single vendor manufactures substantially all of the chip sets sold by the Company. Purchases from this vendor approximated 75%, 81% and 98%, of total inventory purchases for the years ended December 31, 1999, 1998 and 1997, respectively. If this vendor were to become unwilling or unable to continue to manufacture these chip sets in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternative sources, if required in the future, could result in delays or reductions in product shipments.

4. TECHNOLOGY LICENSING AGREEMENTS

    The Company has entered into technology licensing and right to use agreements whereby the Company received fees for the use and/or sale of specific patented technology. Revenues from these agreements amounted to $119, $310 and $1,931 for the years ended December 31, 1999, 1998 and 1997, respectively. (See
Note 15).

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
Computers and equipment..................................  $ 5,604       $ 5,110
Office furniture and fixtures............................      156           131
Software.................................................    2,668         1,991
Leasehold improvements...................................    1,132         1,099
Property under capital leases............................    2,052           861
                                                           -------       -------
                                                            11,612         9,192
Less: accumulated depreciation...........................   (5,759)       (2,512)
                                                           -------       -------
                                                           $ 5,853       $ 6,680
                                                           =======       =======

    Included in operating expenses is depreciation expense of $3,247, $2,054 and $702 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization on assets accounted for as capital leases, amounted to approximately $484 and $47 as of December 31, 1999 and 1998, respectively.

6. MARKETABLE SECURITIES

    Marketable securities are included in cash equivalents, short-term investments and other long-term assets, as appropriate. At December 31, 1999, marketable securities totaling $13,545 were available-for-sale and recorded at fair value:

                                GROSS UNREALIZED           GROSS UNREALIZED            UNREALIZED
        COST                     HOLDING GAINS              HOLDING LOSSES            MARKET VALUE
        ----                    ----------------           ----------------           ------------
$13,545                                $0                        $22                     $13,523

    There were no marketable securities at December 31, 1998.

7. DEFINED CONTRIBUTION PLAN

    The Company participates in a 401(k) plan covering substantially all employees, which was maintained by Paradyne until June 1999. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to 6.0% of an employee's annual salary. Additionally, the board of directors may grant discretionary contributions based on an employee's age. Contributions to the plan paid by Paradyne on behalf of the Company amounted to approximately $242, $348 for the years ended
December 31, 1997 and 1998, respectively. In addition, the Company accrued $179 for discretionary contributions as of December 31, 1998. Contributions to the plan paid by the Company amounted to approximately $541 for the year ended December 31, 1999.

8. TERMINATION OF BANKAMERICA BUSINESS CREDIT LINE OF CREDIT

    Effective September 30, 1999, a termination agreement and mutual release was signed by BankAmerica Business Credit and the Company with regard to a $5.0 million revolving line of credit

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. TERMINATION OF BANKAMERICA BUSINESS CREDIT LINE OF CREDIT (CONTINUED)
(the "Credit Line"), which bore interest at the bank's prime rate plus 1.5%. The Credit Line contained certain financial covenants and restrictions as to various matters including our ability to pay cash dividends or to effect mergers or acquisitions, incur certain other indebtedness or to make certain investments without the bank's prior approval. The Company was in compliance with such financial covenants and restrictions at the time of termination of the agreement. Borrowings under the Credit Line were collateralized by substantially all of the Company's assets. The Credit Line was scheduled to expire in May 2003.

9. STOCK PURCHASE WARRANT

    In connection with the Company's inception (see Note 1), the Company issued a warrant to acquire 3,937,500 shares of its common stock at an exercise price of $2.24 per share to Lucent. The warrant was due to expire upon payment or transfer by Paradyne Corporation, an affiliated company ("Paradyne"), of Paradyne's long-term debt maturing June 30, 2000 and upon the sale or merger of the Company (as provided in the Stock Warrant Agreement) at a price less than the exercise price. The warrant includes other provisions, including certain anti-dilution provisions.

    In August 1998, Paradyne settled its outstanding long-term debt which was due on June 30, 2000. As a term of such settlement, the Company agreed to extend the exercise period of the outstanding stock purchase warrant to the earlier of June 30, 2001 or the consummation of a qualifying business combination, as defined. In connection therewith, the Company recorded a $3,653 distribution to the Parent based on the increase in the fair value of the warrant resulting from the extension of the outstanding warrant term. (See Note 15).

    Upon the closing of the initial public offering, the outstanding warrant to purchase common stock issued to Lucent Technologies was net exercised for 2,173,500 shares of common stock.

10. INCOME TAXES

    Deferred tax assets are comprised of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
Amortization of intangibles..............................  $   616       $   670
Depreciation.............................................      (48)         (190)
Accrued expenses.........................................      219           386
Other....................................................      136            25
Inventory obsolescence reserve...........................       38            38
Net operating loss carryforwards.........................    3,965         2,121
                                                           -------       -------
                                                             4,926         3,050
                                                           -------       -------
Less valuation allowance.................................   (4,926)       (3,050)
                                                           -------       -------
Net deferred tax asset...................................  $    --       $    --
                                                           =======       =======

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES (CONTINUED)
    The Company anticipates continuing investments to research and development and corporate infrastructure in advance of revenues. As such, as of December 31, 1999 and 1998, the Company has established a full valuation allowance against its net deferred tax asset based on management's current belief that it is more likely than not that the benefits related to such net deferred tax asset will not be realized.

    The components of the provision (benefit) for income taxes are as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Current:
  Federal..........................................  $    --    $  (649)    $ 700
  State............................................       --        (23)      100
                                                     -------    -------     -----
                                                          --       (672)      800
                                                     -------    -------     -----
Deferred:
  Federal..........................................   (1,595)    (1,834)     (172)
  State............................................     (281)      (761)      (60)
  Change in valuation allowance....................    1,876      3,050      (268)
                                                     -------    -------     -----
                                                          --        455      (500)
                                                     -------    -------     -----
Income tax provision (benefit).....................  $    --    $  (217)    $ 300
                                                     =======    =======     =====

    The Company has generated net operating loss carryforwards of approximately $3,051 and $14,330 as of December 31, 1998 and December 31, 1999, respectively, which are due to expire between 2018 and 2019. Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the utilization of federal net operating loss carryforwards when an ownership change occurs. Generally, an ownership change occurs when a greater than 50% change in ownership takes place over a three-year test period. The annual utilization of net operating loss carryforwards generated prior to such change in ownership is limited, in any one year, to a percentage of the fair market value of the Company at the time of the ownership change.

    The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income before taxes as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
U.S. statutory rate....................................    (34.0)%   (34.0)%     34.0%
State taxes............................................     (5.9)     (6.6)       2.0
Other..................................................      0.0       0.0        6.3
Net operating loss utilized............................      0.0       0.0      (10.0)
Change in valuation allowance..........................     39.9      37.9       (6.0)
                                                          ------     -----      -----
Effective tax rate.....................................      0.0%     (2.7)%     26.3%
                                                          ======     =====      =====

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards
No. 128, EARNINGS PER SHARE ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options is required to be computed using the treasury stock method.

    The computations of Basic EPS and Diluted EPS for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                              INCOME         SHARES       PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
YEAR ENDED DECEMBER 31, 1999
Net loss..................................................    $(5,565)
Preferred stock dividend and accretion....................     (3,466)
                                                              -------
Basic EPS:
  Loss attributable to common stockholders................     (9,031)      46,612,752      (0.19)
  Effect of dilutive stock options........................         --               --         --
                                                              -------       ----------     ------
Diluted EPS:
  Income available to common stockholders plus assumed
    conversions...........................................    $(9,031)      46,612,752     $(0.19)
                                                              =======       ==========     ======
YEAR ENDED DECEMBER 31, 1998
Net loss..................................................    $(7,829)
Basic EPS:
  Loss attributable to common stockholders................     (7,829)      36,254,133      (0.22)
  Effect of dilutive stock options........................         --               --         --
                                                              -------       ----------     ------
Diluted EPS:
  Loss attributable to common stockholders plus assumed
    conversions...........................................    $(7,829)      36,254,133     $(0.22)
                                                              =======       ==========     ======
YEAR ENDED DECEMBER 31, 1997
Net income................................................    $   842
Basic EPS:
  Income available to common stockholders.................        842       34,546,614       0.02
  Effect of dilutive stock options........................         --        3,572,682         --
                                                              -------       ----------     ------
Diluted EPS:
  Income available to common stockholders.................    $   842       38,119,296     $ 0.02
                                                              =======       ==========     ======

    As of December 31, 1999 and 1998, the Company had outstanding options, restricted stock and a warrant to purchase an aggregate 8,572,575 and 10,122,543 shares of common stock, respectively, which

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. EARNINGS PER SHARE (CONTINUED)
were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

12. STOCKHOLDERS' EQUITY

    In March 1999, the Company's board of directors approved the amendment of the certificate of incorporation to increase its authorized capital to 10,000,000 shares of preferred stock, $0.001 par value and 100,000,000 shares of common stock $0.001 par value. The increase in the authorized preferred shares was approved by the Company's stockholders in May 1999 and was executed on June 18, 1999.

    SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In May 1999, the Company designated 1,461,454 shares of preferred stock as Series A Preferred Stock ("Series A Stock"). The Series A Stock was convertible, at the option of the holder, into shares of common stock at any time after the date of issuance at a conversion rate of $8.211 per share and automatically converted upon consummation of the company's IPO. Holders of Series A Stock were entitled to receive dividends prior to any payment of dividends on the Company's common stock, at a rate of $0.81 per share per annum, when and if declared by the Company's board of directors. Such dividends were not cumulative. In the event of a liquidation, dissolution or winding up of the Company, holders of the Series A Stock were entitled to a distribution ratably with other common stockholders of the Company, on an as-if converted basis. The Series A Stock carried voting rights equal to one vote per share, on an as-converted basis. In addition, the Company was precluded from certain specific corporate actions without the consent of at least 66.6% of the holders of the Series A Stock.

    In May 1999, the Company completed the sale of an aggregate 1,461,454 shares of Series A Stock and warrants to purchase an aggregate 900,000 shares of common stock for gross proceeds of $12.0 million to two investors (the "Series A Investors"). The warrants issued to the Series A Investors are exercisable for a five year term and at exercise prices equal to $5.00 per share for the first 225,000 shares, $6.25 per share for the second 225,000 shares, $7.50 per share for the third 225,000 shares and $8.75 per share for the last 225,000 shares.

    Since the issuance of the aforementioned Series A Stock included a non-detachable conversion feature, that was "in-the-money" at the date of issuance and was immediately exercisable, the Company recognized a charge of approximately $2.6 million for the beneficial conversion feature attributable to the common stockholders for the year ended December 31, 1999. In addition, the carrying value of the Series A Stock was accreted to its redemption value in 1999. The accretion which totaled $0.9 million, and the beneficial conversion feature related to the Series A Stock have been included in the net loss attributable to common stockholders for the year ended December 31, 1999.

    Upon consummation of the IPO, the Series A Stock converted to 4,384,362 shares of common stock.

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

1996 EQUITY INCENTIVE PLAN

    In December 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") pursuant to which, as amended, nonqualified or incentive stock options, stock bonus and restricted stock awards (collectively, "Stock Awards") to purchase up to 10,165,899 of the Company's common stock may be granted to employees, directors and consultants. Stock Awards granted under the 1996 Plan generally vest in equal installments over a four-year period. The exercise price of incentive stock options granted under the 1996 Plan may not be less than the fair market value of the underlying shares (110% of the fair market value in the case of a 10% voting shareholder) at the grant date. Each stock option is exercisable for ten years (five years in the case of a 10% voting stockholder) from the date of grant. Through December 31, 1999, no stock options had been granted to a 10% stockholder.

    Under the 1996 Plan, certain individuals to whom stock options have been granted may elect to exercise those options prior to the lapse of the full vesting period. Upon termination of employment, the Company may repurchase any unvested shares issued pursuant to such election at the exercise price. During the year ended December 31, 1998, the Company repurchased 192,189 shares under such provision. No shares had been repurchased during the year ended
December 31, 1999. At December 31, 1997, 1998 and 1999, there were 1,260,000,
506,250 and 2,249,784 shares, respectively, issued and outstanding that were subject to this repurchase provision.

    Stock bonuses and restricted stock awards issued under the 1996 Plan provide that shares awarded may not be sold or otherwise transferred until restrictions established by the underlying agreements have elapsed. Upon termination of employment, the Company may repurchase shares upon which restrictions have not lapsed. The 1996 Plan provides that the price for each restricted stock award shall not be less than 85% of the fair market value of the share at the date of grant.

    Notes receivable from stock sales result from the exercise of stock options for promissory notes. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 5.22% to 6.16% and are collateralized by the stock issued upon exercise of the stock options. The notes including accrued interest thereon mature five years from the date of issuance.

1999 SUPPLEMENTAL STOCK OPTION PLAN

    In December 1999, the Company's board of directors approved the adoption of the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). Upon adoption of the 1999 Supplemental Plan, the Company reserved 6,000,000 shares of its common stock, for issuance under the 1999 Supplemental Plan. Under the 1999 Supplemental Plan, the Company may grant incentive or nonqualified stock options to non-officer employees and consultants. The 1999 Supplemental Plan will be administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Supplemental Plan.

1999 EQUITY INCENTIVE PLAN

    In March 1999, the Company's board of directors approved the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan was approved by the Company's stockholders in May 1999. Upon adoption of the 1999 Plan with the closing of the Company's IPO, the Company reserved 3,000,000 shares of its common stock, together with the shares of common stock remaining

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED) available for issuance under the 1996 Plan, for issuance under the 1999 Plan. The number of shares reserved for issuance under the 1999 Plan shall automatically increase each year beginning May 1, 2000, by the lesser of 5.0% of the total number of shares of common stock then outstanding or 3,000,000 shares. Under the 1999 Plan, the Company may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or stock units to employees, non-employee directors and consultants. The 1999 Plan will be administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Plan.

1999 DIRECTOR STOCK OPTION PLAN

    In March 1999, the Company's board of directors approved the adoption of the 1999 Director Stock Plan (the "Director Plan"). The Director Plan was approved by the Company's shareholders in May 1999. The Company reserved 750,000 shares of its common stock for issuance under the Director Plan. Under the Director Plan, the Company may only grant nonqualified stock options to non-employee directors. The Director Plan provides for automatic grants to non-employee directors of the Company at defined intervals. Each non-employee director of the Company was granted an option to purchase 30,000 shares of common stock at the fair market value at the date in which the non-employee director was appointed or at $5.00 with the consummation of the Company's IPO, an additional option to purchase 15,000 shares of common stock on the date of the Company's annual stockholders' meeting in the year 2000 and an additional option to purchase 15,000 shares of common stock on the date of the Company's annual stockholders' meeting in the year 2001, provided that the director continues to serve as a director of the Company. Each non-employee director elected to serve will be granted an option to purchase 30,000 shares of common stock on the date he or she is first elected to the board of directors and an additional option to purchase 15,000 shares of common stock on the date of the Company's annual stockholder's meeting in the calendar year following such initial election. At each annual stockholders' meeting following the annual meeting during which each non-employee director received the second option to purchase 15,000 shares of common stock, each non-employee director will be granted an option to purchase 7,500 shares of common stock. Stock options granted pursuant to the Director Plan vest upon the director's completion of twelve months of service during which he or she attended at least 75% of the meetings of the Company's board of directors.

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)
    A summary of the Company's Stock Option Plans as of December 31, 1999, 1998 and 1997 is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                           OPTIONS      PRICE
                                                          ----------   --------
Balance at
  December 31, 1997.....................................   4,097,778    $ 0.33
  Granted...............................................   1,855,875      3.01
  Exercised.............................................    (127,962)      .49
  Forfeited.............................................    (146,898)     1.14
                                                          ----------
Balance at
  December 31, 1998.....................................   5,678,793      1.18
  Granted...............................................   5,806,191     14.86
  Exercised.............................................  (3,563,583)     2.00
  Forfeited.............................................     (71,808)     2.95
                                                          ----------
Balance at
  December 31, 1999.....................................   7,849,593     10.91
                                                          ==========

    The following table summarizes information about outstanding stock options as of December 31, 1999:

                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                              ----------------------------------------   --------------------------
                                                 WEIGHTED-
                                                  AVERAGE     WEIGHTED                     WEIGHTED
                                OUTSTANDING      REMAINING    AVERAGE      EXERCISABLE     AVERAGE
  ACTUAL RANGES OF EXERCISE   AT DECEMBER 31,   CONTRACTUAL   EXERCISE   AT DECEMBER 31,   EXERCISE
           PRICES                  1999            LIFE        PRICE          1999          PRICE
  -------------------------   ---------------   -----------   --------   ---------------   --------
     $       0.33 - 0.33         2,195,601          7.0        $ 0.33       2,195,601       $ 0.33
     $       1.33 - 1.33           205,488          8.0        $ 1.33         205,488       $ 1.33
     $       2.00 - 2.00           380,955          8.2        $ 2.00         380,955       $ 2.00
     $       3.33 - 3.33         1,200,498          9.2        $ 3.33       1,170,150       $ 3.33
     $       5.00 - 5.00           151,998          9.5        $ 5.00          76,998       $ 5.00
     $      14.10 -20.13         1,389,903          9.8        $17.83         312,453       $18.47
     $      21.25 -25.46         2,325,150          9.8        $23.34       1,353,750       $23.33
                                ----------                                  ---------
     $       0.33 -25.46         7,849,593          8.8        $10.91       5,695,395       $ 7.64
                                ==========                                  =========

EMPLOYEE STOCK OPTIONS

    The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had the compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the 1996 Plan consistent with the method of Statement of Financial Accounting Standards
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), the Company's net
(loss) income on a pro

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED) forma basis would have been ($14,368), ($9,236) and $823 for the years ended December 31, 1999, 1998 and 1997, respectively, calculated with the use of the Black-Scholes option-pricing model. The pro forma basic and diluted net (loss) income per share were ($0.31), ($0.25) and $0.02 for the years ended
December 31, 1999, 1998 and 1997, respectively. The following assumptions were used for the years ended December 31, 1999, 1998 and 1997: (1) risk-free interest rate of 5.9%, 4.6% and 6.6% respectively; (2) dividend yield of 0.00%;
(3) expected life of four years for December 31, 1999 and five years for December 31, 1998 and 1997; and (4) volatility of 100% for December 31, 1999 and
 .001% for December 31, 1998 and 1997. Results may vary depending on the assumptions applied within the model.

    During 1999, the Company granted stock options to employees to purchase shares of common stock at exercise prices less than the estimated fair market value of the Company's common stock at the time of grant. In connection with these issuances, the Company recorded $1,218 of deferred compensation, of which $56 was recognized during 1999 as compensation expense. The deferred compensation is being amortized over the vesting period, which is generally four years. The Company determined the amount of deferred compensation as the difference between the estimated fair market value of the options granted and the exercise price on the date of grant.

NON-EMPLOYEE OPTIONS

    In fiscal 1998 and 1997, the Company granted 16,500 and 669,000 stock options, respectively, to non-employees. In accordance with the requirements of FAS 123, the Company recorded $44 and $52, respectively, reflecting the estimated fair value of these options utilizing the Black-Scholes option-pricing model. The Company will amortize this obligation to expense over the
period services are performed.   In 1999, there were no stock options granted to
non-employees.

EMPLOYEE STOCK PURCHASE PLAN

    On March 12, 1999, the Company's board of directors approved the adoption of an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was approved by the Company's stockholders in May 1999 and was contingent upon the closing of the Company's initial public offering of its common stock (the "IPO") on June 22, 1999. The Company reserved 1,200,000 shares of its common stock for issuance under the Purchase Plan, which shall automatically increase each year beginning February 1, 2000, by the lesser of 2.0% of the total number of shares of common stock then outstanding or 1,200,000 shares. The Purchase Plan permits each eligible employee, as defined, to purchase shares of the Company's common stock through payroll deductions, provided that the aggregate amount of each employee's payroll deductions does not exceed 15.0% of his cash compensation. Purchases of common stock will occur on January 31 and July 31 of each year. The Purchase Plan is administered by the Compensation Committee of the board of directors in accordance with the terms of the Purchase Plan.

14.  COMMITMENTS AND CONTINGENCIES

    In October 1996, the Company became the sub-tenant of Paradyne under a non-cancelable operating lease for office and research and development facilities located in Red Bank, New Jersey which expires April 30, 2002. In addition, the Company leases certain computer and office equipment

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED) under agreements that are classified as capital leases, the net book value of which was $814 and $1,568 at December 31, 1998 and December 31, 1999, respectively. Minimum required future lease payments under the Company's capital and operating leases at December 31, 1999 are as follows:

                                                            CAPITAL    OPERATING
YEARS ENDED DECEMBER 31,                                     LEASES     LEASES
------------------------                                    --------   ---------
2000......................................................   $1,057     $  813
2001......................................................      395        835
2002......................................................       78        317
2003......................................................        4         --
                                                             ------     ------
    Total minimum lease payments..........................    1,534     $1,965
                                                                        ======
Less: amount representing interest........................     (126)
                                                             ------
Present value of net minimum lease payments...............    1,408
Less: current portion.....................................     (965)
                                                             ------
                                                             $  443
                                                             ======

    Rent expense for the years ended December 31, 1999, 1998 and 1997 approximated $1,049, $868, $467 respectively, and is included in operating expenses. In December 1998, the Company subleased additional office space from Paradyne on a month to month basis. Rent expense relating to these additional spaces amounted to $44 for the year ended December 31, 1999.

    In July 1995, AT&T Paradyne entered into a technology development agreement with Bell Atlantic Network Services, Inc. ("Bell Atlantic"). Under the terms of the agreement, the Company's predecessor entity provided use of certain Digital Subscriber Line ("DSL") technologies to third party suppliers for the purpose of development of DSL network access products incorporating CAP technology. Bell Atlantic paid $5.0 million under the agreement in return for the right to receive up to $7.0 million of commission fees based on future sales of products to Bell Atlantic or other qualified third party companies, as defined in the agreement. In connection with the Company's inception (see Note 1), this agreement was assigned to the Company as the successor entity. No commission fees have been accrued related to this agreement since such fees are only payable based on future sales. Through the year ended December 31, 1999, no fees have been paid to Bell Atlantic under this agreement. All research and development requirements of the agreement were completed by the Company's predecessor entity in 1995.

    The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company is party to various inquiries or claims in connection with these rights. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations.

15. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1999, 1998 and 1997, the Company recorded product sales of $3,224, $962 and $373, respectively, related to goods sold to Paradyne Corporation. Receivables

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. RELATED PARTY TRANSACTIONS (CONTINUED) related to such product sales as of December 31, 1999 and 1998 amounted to $146 and $73, respectively. Sales reflect, through June 30, 1998, a discount, equal to cost plus 15%, provided to Paradyne pursuant to a Cooperative Development Agreement. In July 1998, the Company revised its discounted pricing arrangement with Paradyne which had existed under the Cooperative Development Agreement. Paradyne agreed to modify the pricing terms such that Paradyne purchased products from the Company at preferential prices. In exchange, the Company agreed to pay a 1.25% fee based on net revenues up to an aggregate amount of $1.5 million. In March 1999, the Company and Paradyne agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately
$1.2 million) to terminate the July discount pricing arrangement with Paradyne Corporation. Such payment was made in 1999 and has been charged to cost of sales.

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

    In 1998 and 1997, Paradyne provided operating, management and other administrative services for the Company pursuant to an Intercompany Services Agreement. Paradyne charged the Company for the cost of such services, without markup, in accordance with the Intercompany Services Agreement, which amounted to $231 and $155 for the years ended December 31, 1998 and 1997, respectively. In the opinion of management, the method of allocation was reasonable.

    In fiscal 1997, the Company purchased fixed assets from Paradyne approximating $350. In February and December 1998, the Company purchased fixed assets from Paradyne for an aggregate cost of $1,442. These assets were sold at their net book value since the transaction involved entities under common control.

    In 1997, the Company paid Paradyne $194 as a reimbursement for their cost of chip sets purchased on GlobeSpan's behalf. These payments were equal to the amount paid by Paradyne for the initial purchase of the inventory.

    In December 1997 and September 1998, the Company purchased from Paradyne certain GlobeSpan chip sets which it held in its inventory in the amounts of $98 and $29, respectively. GlobeSpan purchased these chip sets for resale to other customers.

    In December 1998, the Company subleased additional office space from Paradyne (see related disclosure in Note 14). In connection therewith, the Company reimbursed approximately $392 of

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. RELATED PARTY TRANSACTIONS (CONTINUED)
Paradyne's moving expenses, the cost of which is included in operating expenses for the year ended December 31, 1998.

16. VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT   ADDITIONS -                 BALANCE AT
                                                   BEGINNING     COSTS AND                    END OF
CLASSIFICATION                                     OF PERIOD     EXPENSES     DEDUCTIONS      PERIOD
--------------                                     ----------   -----------   -----------   ----------
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts................     $  61        $ 306         $(30)(a)      $ 337
  Inventory reserve..............................        95           --           --             95
  Reserve for product return.....................       112           --         (112)(b)         --
  Valuation allowance--deferred tax asset........     3,050        1,876           --          4,926
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts................        49           61          (49)(a)         61
  Inventory reserve..............................        --           95           --             95
  Reserve for product return.....................        --          112           --            112
  Valuation allowance--deferred tax asset........        --        3,050           --          3,050
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts................        --           49           --             49

------------------------

(a) Represents accounts written off as uncollectible

(b) Represents write-off of reserve

17. SUBSEQUENT EVENTS--STOCK SPLIT

    On January 21, 2000, the Company's board of directors approved a 3-for-1 stock split applicable to all issued and outstanding shares of its common stock, par value $0.001. The 3-for-1 stock split was effected in the form of a stock dividend and became effective on February 25, 2000 when stockholders of record received two additional shares of common stock for each outstanding share of common stock held on the record date. All share, stock option and stock warrant information included in the accompanying financial statements and related notes have been restated for all periods to reflect this stock split.

18. SUBSEQUENT EVENTS--ACQUISITIONS (UNAUDITED)

    On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technologies, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The transaction will be accounted for as a purchase transaction. The Company acquired such Ficon shares for $5 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the company's common stock (the Shares). The Shares may be issued in the future based upon the continued employment of certain Ficon shareholders and the completion of development mile stones mutually agreed to by the parties.

                                GLOBESPAN, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. SUBSEQUENT EVENTS--ACQUISITIONS (UNAUDITED) (CONTINUED)
    On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The transaction will be accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The Note may, within the first six months after its issue, be redeemed at the option of the Company in cash, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Note matures in seven years and bears interest at an annual rate of 5.0%, accrued and payable at the earlier of maturity or redemption.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                            MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                              1998       1998       1998       1998       1999       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Net revenues..............................   $7,568     $7,683    $ 7,765    $ 8,448    $ 8,641    $ 9,434    $17,032    $21,113
Gross profit..............................    5,720      5,371      5,437      5,054      4,621      6,198     10,448     12,955
(Loss) income from operations.............      778     (1,721)    (2,688)    (4,281)    (3,687)    (2,246)      (811)        46
Net (loss) income attributed to common
  shareholders............................      516     (1,174)    (1,728)    (5,443)    (3,869)    (5,830)      (258)       926
Net (loss) income per common
  share--basic............................   $ 0.01     $(0.03)   $ (0.05)   $ (0.15)   $ (0.11)   $ (0.14)   $ (0.01)   $  0.02
                                             ======     ======    =======    =======    =======    =======    =======    =======
Net (loss) income per common share--fully
  diluted.................................   $ 0.01     $(0.03)   $ (0.05)   $ (0.15)   $ (0.11)   $ (0.14)   $ (0.01)   $  0.01
                                             ======     ======    =======    =======    =======    =======    =======    =======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GLOBESPAN, INC.

                                                       By:              /s/ ARMANDO GEDAY
                                                            -----------------------------------------
                                                                          Armando Geday
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
March 30, 2000                                                               DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Armando Geday and Robert McMullan, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              SIGNATURE                                TITLE                  DATE
                                              ---------                                -----                  ----
                                          /s/ ARMANDO GEDAY                    President, Chief
By                           -------------------------------------------         Executive Officer       March 30, 2000
                                            Armando Geday                        and Director

                                                                               Vice President, Chief
                                         /s/ ROBERT MCMULLAN                     Financial Officer
By                           -------------------------------------------         and Corporate           March 30, 2000
                                           Robert McMullan                       Secretary

                                          /s/ THOMAS EPLEY
By                           -------------------------------------------       Director                  March 30, 2000
                                            Thomas Epley

                                          /s/ KEITH GEESLIN
By                           -------------------------------------------       Director                  March 30, 2000
                                            Keith Geeslin

                                              SIGNATURE                                TITLE                  DATE
                                              ---------                                -----                  ----
                                          /s/ DAVID STANTON
By                           -------------------------------------------       Director                  March 30, 2000
                                            David Stanton

                                          /s/ DIPANJAN DEB
By                           -------------------------------------------       Director                  March 30, 2000
                                            Dipanjan Deb

                                          /s/ JAMES COULTER
By                           -------------------------------------------       Director                  March 30, 2000
                                            James Coulter

                                         /s/ BARBARA CONNOR
By                           -------------------------------------------       Director                  March 30, 2000
                                           Barbara Connor

                                         /s/ FEDERICO FAGGIN
By                           -------------------------------------------       Director                  March 30, 2000
                                           Federico Faggin

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER
---------------------
        2.1             Agreement and Plan of Merger among the Company, FTI
                        Acquisition Corp. and Ficon Technology, Inc., dated January
                        12, 2000, (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March
                        10, 2000).

        2.2             Asset Purchase Agreement between the Company and PairGain
                        Technologies, Inc., dated January 24, 2000 (incorporated
                        herein by reference to Exhibit 2.2 to the Company's Current
                        Report on Form 8-K filed on March 10, 2000).

        3.1             Form of Restated Certificate of Incorporation of the
                        Registrant (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File
                        No. 333-75173)).

        3.2             Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Company's
                        Registration Statement on Form S-1 (File No. 333-75173)).

        4.1 Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.2 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

        4.2             Investors' Rights Agreement dated May 6, 1999 (incorporated herein by reference to Exhibit 10.19 to the Company's
                        Registration Statement on Form S-1 (File No. 333-75173)).

        4.4             Warrant for the purchase of Common Stock made by the Company and held by Cisco Systems, Inc., dated May 6, 1999
                        (incorporated herein by reference to Exhibit 10.20 to the
                        Company's Registration Statement on Form S-1 (File No.
                        333-75173)).

        4.5             Warrant for the purchase of Common Stock made by the Company and held by Cisco Systems, Inc., dated May 6, 1999
                        (incorporated herein by reference to Exhibit 10.21 to the
                        Company's Registration Statement on Form S-1 (File No.
                        333-75173).

       10.1* Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers
                        (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No.
                        333-75173)).

       10.2*            1999 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
                        Form S-1 (File No. 333-75173)).

       10.3* Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.4* 1999 Director Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on
                        Form S-1 (File No. 333-75173)).

       10.5             Business Loan Agreement between BankAmerica Business Credit and the Company, dated May 14, 1998 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.6             Real Property Lease between Paradyne Corporation and Shav
                        Associates, dated October 8, 1996 (incorporated herein by reference to Exhibit 10.7 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.7             Real Property Sublease by and between the Company and
                        Paradyne Corporation, dated December 10, 1997 (incorporated herein by reference to Exhibit 10.8 to the Company's
                        Registration Statement on Form S-1 (File No. 333-75173)).

       EXHIBIT
       NUMBER
---------------------
       10.8             Amendment to Real Property Sublease by the Company and
                        Paradyne Corporation, dated January 1, 1999 (incorporated
                        herein by reference to Exhibit 10.9 to the Company's
                        Registration Statement on Form S-1 (File No. 333-75173)).

       10.9             Termination Agreement between the Company and Paradyne
                        Corporation, dated December 31, 1998 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.10            Subordinated Promissory Note between the Company and
                        Communication Partners, L.P., dated December 15, 1998
                        (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No.
                        333-75173)).

       10.11*           Employment Agreement between the Company and Armando Geday, dated April 1, 1997 (incorporated herein by reference to
                        Exhibit 10.12 to the Company's Registration Statement on
                        Form S-1 (File No. 333-75173)).

       10.12* Employment Agreement between the Company and Thomas Epley, dated August 29, 1997 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on
                        Form S-1 (File No. 333-75173)).

       10.13            Agreement for the Manufacture and Sale of ASIC Products
                        between the Company and Lucent Technologies Inc.
                        Microelectronics, dated March 23, 1999 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.14            Intellectual Property Agreement among the Company, Lucent
                        Technologies Inc. and Paradyne Corporation, dated July 31,
                        1996 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
                        333-75173)).

       10.15            Tax Matters Agreement between the Company and Paradyne
                        Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.16 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.16            Product Supply Agreement between the Company and Paradyne
                        Corporation dated March 16, 1999 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173)).

       10.17            AT&T Trademark and Patent Agreement between the Company,
                        AT&T Corp. and Paradyne Corporation, dated July 31, 1996
                        (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No.
                        333-75173)).

       10.18            Investors' Rights Agreement between the Company, Intel
                        Corporation, Cisco Systems, Inc. and Communication Partners,
                        L.P., dated May 6, 1999 (incorporated herein by reference to
                        Exhibit 10.19 to the Company's Registration Statement on
                        Form S-1 (File No. 333-75173)).

       10.19            Covenant Not to Sue between the Company and Intel
                        Corporation, dated May 6, 1999 (incorporated herein by reference to Exhibit 10.22 to the Company's Registration
                        Statement on Form S-1 (File No. 333-75173).

       10.20            Registration Rights Agreement between the Company and
                        PairGain Technologies, Inc., dated February 24, 2000
                        (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10,
                        2000).

       10.21 Subordinated Convertible Promissory Note issued by Company to PairGain Technologies, Inc., dated February 24, 2000
                        (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24,
                        2000).

       EXHIBIT
       NUMBER
---------------------
       21.1+            Subsidiaries of the Company.

       23.1+            Consent of PricewaterhouseCoopers LLP.

       27.1+            Financial Data Schedule.

Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

------------------------

 *  Constitutes a management contract or compensatory plan or arrangement.

+   Filed herewith.