Form 10-Q
period 2000-03-31
GLOBESPAN INC/DE
filed 2000-05-15
CIK 1081197

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

         The number of shares outstanding of the Registrant's Common Stock as of May 1, 2000 was 65,672,407.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 GLOBESPAN, INC.

                                      INDEX

                                                                                                                 PAGE NO.
                                                                                                                 --------
Part I.  Financial Information..........................................................................................i
         Item 1. Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.................................1

         Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999.......................2

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999.......................3

         Notes to Consolidated Financial Statements.....................................................................4

         Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.....7

Part II  Other Information.............................................................................................21
         Item 1. Changes in Securities and Use of Proceeds.............................................................21
         Item 2. Exhibits and Reports on Form 8-K......................................................................21

Signature..............................................................................................................22

Exhibit Index..........................................................................................................23

PART     I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 GLOBESPAN, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       2000            1999
                                                                                  -----------      --------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents............................................          $ 27,107          $ 24,657
     Short-term investments...............................................             4,359            12,011
     Accounts receivable, less allowance for doubtful account of $846 and
       $337, respectively.................................................            15,407             9,160
     Accounts receivable from affiliates..................................             1,155               146
     Inventories..........................................................            16,662            10,656
     Prepaid expenses and other current assets............................             1,363             3,101
                                                                                  ----------        ----------
          Total current assets............................................            66,053            59,731
     Property and equipment, net..........................................             7,506             5,853
     Intangible assets, net...............................................           248,148                --
     Other assets.........................................................             5,191             5,407
                                                                                  ----------        ----------
           Total assets...................................................          $326,898          $ 70,991
                                                                                    ========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit .....................................          $    200          $     --
     Accounts payable.....................................................             6,242             4,333
     Accounts payable to affiliates.......................................                82                80
     Accrued expenses and other liabilities...............................            10,318             2,049
     Payroll and benefit related liabilities..............................            10,884             7,688
     Current portion of capital lease obligations.........................             1,269               965
                                                                                  -----------       ----------
          Total current liabilities.......................................            28,995            15,115
     Subordinated redeemable convertible note payable.....................            52,023                --
     Capital lease obligations, less current portion......................               674               443
                                                                                  ----------      ------------
          Total liabilities...............................................            81,692            15,558
                                                                                  ----------      ------------
Commitments and contingencies.............................................
Stockholders' equity:
      Preferred stock, par value $0.001; 10,000,000 shares authorized; none
          issued and outstanding..........................................                --                --
     Common stock, par value $0.001; 100,000,000 shares authorized;
         63,472,407 and 58,134,678 shares issued and outstanding, respectively            63                58
      Stock purchase warrant..............................................                 1                 1
      Additional paid-in capital..........................................           366,752            77,378
      Notes receivable from stock sales...................................            (7,169)           (7,412)
      Deferred stock compensation.........................................           (78,185)           (1,218)
      Accumulated other comprehensive.....................................                (5)              (22)
         Accumulated deficit..............................................           (36,251)         $(13,352)
                                                                                  ----------       -----------
         Total stockholders' equity.......................................           245,206            55,433
                                                                                  ----------       -----------
         Total liabilities and stockholders' equity.......................          $326,898          $ 70,991
                                                                                  ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     For three months
                                                     ended March 31,
                                             -------------------------------
                                                  2000          1999
                                             ------------    -----------
Net revenues ............................      $ 31,060       $  8,641

   Cost of sales ........................        11,480          2,901
   Cost of sales related to termination
     charge .............................            --          1,119
                                               --------       --------
Gross profit ............................        19,580          4,621
                                               --------       --------
Operating expenses
   Research and development (exclusive
    of non-cash, compensation
    expense of $1,879) ..................        10,880          5,380
   Selling, general and
    administrative (exclusive of non-cash
    compensation expense of $1,569) .....         6,242          2,928
   Amortization of intangible assets ....        11,310            --
   Non-cash compensation expense ........         3,448            --
   In process research and
     development ........................         1,343            --
                                               --------       --------
Total operating expenses ................        33,223          8,308
                                               --------       --------
Loss from operations ....................       (13,643)        (3,687)
   Interest income ......................           606            --
   Interest expense .....................          (498)          (182)
   Interest expense, non-cash ...........        (9,364)           --
                                               --------       --------
Net loss ................................      $(22,899)      $ (3,869)
                                               ========       ========
Basic and diluted net loss per
   share attributable to common
   shareholders............................    $  (0.39)      $  (0.11)
                                               =========      ========

Weighted average shares of
   common stock outstanding
   used in computing basic
   and diluted net loss per share........      58,640,432   36,412,767
                                              ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                      ---------
                                                                                  2000         1999
                                                                                  ----         ----
CASH FLOW (USED IN) OPERATING ACTIVITIES:
Net loss ................................................................       $(22,899)       $ (3,869)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH (USED IN) OPERATING ACTIVITIES:
     Provision for bad debts ............................................            --              509
     Non-cash interest expense ..........................................          9,364
     Non-cash compensation expense ......................................          3,448
     Depreciation and amortization ......................................          1,034             746
     Amortization of intangible assets ..................................         11,310
     Interest on convertible note payable ...............................             --             444
     In-process research and development ................................          1,343              --
     CHANGES IN ASSETS AND LIABILITIES:
       (Increase) decrease in accounts receivables ......................         (7,322)            923
       (Increase) in inventories ........................................         (5,914)         (1,688)
       (Increase) decrease in prepaid expenses and other assets .........          1,923            (520)
        Increase in accounts payable ....................................          1,873           4,886
        Increase in accrued expenses and other
       current liabilities ..............................................          6,076           1,458
                                                                                --------        --------
     Net cash provided by operating activities ..........................          1,189           1,936
                                                                                --------        --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment .....................................         (1,578)            (67)
Acquisition of businesses ...............................................         (6,638)             --
Purchases of marketable securities ......................................         (1,386)             --
Proceeds from sale/maturity of marketable securities ....................          9,133              --
                                                                                --------        --------
     Net cash provided by (used in) investing activities ................           (469)            (67)
                                                                                --------        --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings under line of credit ...........................             --          (1,689)
Proceeds from issuance of common stock ..................................          1,882              32
Proceeds from repayment of notes receivable .............................            243              --
Repayments of capital lease obligations .................................           (395)            (89)
                                                                                --------        --------
     Net cash provided by (used in) financing activities ................          1,730          (1,735)
                                                                                --------        --------
Net increase (decrease) in cash and cash equivalents ....................          2,450             134
Cash and cash equivalents at beginning of period ........................         24,657              12
                                                                                --------        --------
Cash and cash equivalents at end of period ..............................       $ 27,107        $    146
                                                                                ========        ========

Supplemental non cash financing activities:
     Capital lease borrowings ...........................................            511             --
                                                                                ========        ========

See Note 3 regarding the purchase price of business acquisitions.

   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared by GlobeSpan and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in GlobeSpan's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

STOCK SPLIT

         On January 21, 2000, the Company's board of directors approved a 3-for-1 stock split applicable to all issued and outstanding shares of our common stock, par value $0.001. This 3-for-1 stock split was effected in the form of a stock dividend and became effective on February 25, 2000, when stockholders of record received two additional shares of common stock for each outstanding share of common stock held as of the record date.

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

         As of March 31, 2000 and 1999, the Company had outstanding options and warrants to purchase an aggregate of 12,530,908 and 10,321,380 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

REVENUE CONCENTRATION

         Three customers accounted for 29.5%, 14.6% and 6.1% of net revenues in the three months ended March 31, 2000. For the three months ended March 31, 1999, three customers accounted for 39.5%, 9.7% and 9.0% of net revenues, respectively.

         Revenues by geographic region for the three months ended March 31, 2000 and 1999 were as follows:

                                For three months
                                 ended March 31,
                             -----------------------
                                2000         1999
                              -------       -------
Net revenues:
   North America              $16,604       $ 4,983
   Europe                       1,415         1,073
   Mexico/Latin America         4,620         1,508
   Asia                         8,390           979
   Australia                       31            98
                              -------       -------
                              $31,060       $ 8,641
                              =======       =======


2.       ACQUISITIONS

         On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The acquisition was accounted for as a purchase transaction. The Company acquired such Ficon shares for $5 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the company's common stock (the "Shares"). The Shares may be issued in the future based upon the continued employment of certain Ficon shareholders and the completion of development milestones mutually agreed to by the parties.

         On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The Note may, within the first six months after its issue, be redeemed at the option of the Company in cash, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Note matures in seven years and bears interest at an annual rate of 5.0%, accrued and payable at the earlier of maturity or redemption. The Company has recorded a beneficial conversion feature relating to the Note of $47.3 million reflecting the intrinsic value of the beneficial conversion feature. Such amount is being amortized as interest expense over the period the beneficial conversion feature is first available. For the three months ended March 31, 2000, $9.4 million was recorded as interest expense.

         The following is a summary of all consideration paid for the acquisitions of Ficon and PairGain in the three months ended March 31, 2000:


       Fair value of common stock issued                     $159,756
       Subordinated redeemable convertible note issued         90,000
       Cash paid                                                5,000
       Transaction costs                                        4,610
                                                             --------
       Total purchase price                                  $259,366
                                                             ========

         The assets and liabilities of the acquired entities were recorded at their appraised fair market value at the dates of acquisition. The allocations were as follows:


       Cash                                                  $     346
       Account receivable                                          444
       Prepaid and other assets                                    139
       Property and equipment                                      203
       Goodwill and intangibles                                259,458
                                                             ---------
                                                               260,590


       In process research and development                       1,343
       Liabilities assumed                                      (2,567)
                                                             ---------
       Total purchase price                                  $ 259,366
                                                             =========

         The amount allocated to in process research and development ("IPR&D") of $1.3 million was expensed upon acquisition, as it was determined that the underlying project had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the Ficon acquisition purchase price to IPR&D consideration was given to the following for the project at the time of the acquisition:

         - the present value of the forecasted cash flows and income that were expected to result from the project;
         -        the status of the project;
         -        completion costs;
         -        project risks;
         -        the value of core technology; and
         -        the stage of completion of the project

         In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the project. The determination of the value of IPR&D was based on efforts completed as of the date Ficon was acquired.

         As of the acquisition date, Ficon had a single development project in process. In order to develop this project into commercially viable product, the Company has to complete all designing and testing activities necessary to establish that product could be produced to meet their design requirements. The project is still in final development stages as of March 31, 2000, consistent with the initial estimates used in the valuation of this project.

         Certain shares of common stock issued to the principals of Ficon are subject to forfeiture if their employment ceases with the Company, and is recorded as deferred stock compensation. The deferred stock compensation recorded was $28.8 million and is being amortized over the three year vesting period on a straight line basis.

         The Company also granted stock options to the employees, including those of acquired entities, at various discounts to fair market value as long-term retention strategy and recorded additional deferred stock compensation of $50.9 million. This amount is being amortized over a four year vesting period on a straight line basis.

         The following unaudited pro forma information represents a summary of the results of operations as if the Ficon acquisition occurred on January 1, 1999.


                                                          For the three months ended
                                                       March 31, 2000          March 31, 1999

         Revenue                                           $ 31,120            $  9,821
                                                           ========            ========
         Net loss                                          $(23,418)           $ (7,427)
                                                           ========            ========
         Net loss per common share                         $   (.40)           $   (.20)
                                                           ========            ========

         The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had this transaction been consummated on January 1, 1999.

         The Company also granted stock options to the employees, including those of acquired entities, at various discounts to fair market value as long-term retention strategy and recorded additional deferred stock compensation of $50.9 million. This amount is being amortized over a four year vesting period on a straight line basis.

3.     SUPPLEMENTAL CASH FLOW DATA:

         In the first quarter of 2000 the Company used cash of approximately $6.6 million for business acquisitions in connection with the purchase of Ficon Technology Inc. and for the purchase of certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc:


    Purchase price                         $ 259,366
    Common stock issued                     (159,756)
    Subordinated redeemable
         convertible note payable            (90,000)
    Accrued transaction costs                 (2,626)
                                           ---------
    Cash paid                              $   6,984
    Less: cash acquired                         (346)
                                           ---------
                                           $   6,638
                                           =========

4      RELATED PARTY TRANSACTIONS

         In March 1999, the Company and Paradyne Corporation agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately $1.2 million) to terminate the July discount pricing arrangement with Paradyne Corporation. Such payment was made in July 1999 and was charged to cost of sales during the three months ended March 31, 1999. In addition, GlobeSpan and Paradyne Corporation as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and Paradyne Corporation also entered into a four-year Supply Agreement which gave Paradyne Corporation preferential pricing and other terms in connection with the sale by GlobeSpan of products to Paradyne Corporation. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor Paradyne Corporation's orders for GlobeSpan's products in quantities at least consistent with Paradyne Corporation's past ordering practices and must afford Paradyne Corporation at least the same priority for Paradyne Corporation's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted Paradyne Corporation a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of Paradyne Corporation's products which incorporate GlobeSpan's products. Net revenues for the three months ended March 31, 2000 and 1999 were $1.9 million and $0.6 million, respectively.

5.     SUBSEQUENT EVENTS

         On April 27, 2000, the Company acquired all of the issued and outstanding shares of T.sqware, Inc. ("T.sqware"), a leading developer of programmable network processor technology and products based in Santa Clara, CA. The acquisition will be accounted for as a purchase transaction. The Company issued 2,022,431 shares of its common stock and assumed the outstanding T.sqware options for the equivalent of 177,569 Company stock options.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE INFORMATION IN THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. GLOBESPAN'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN BELOW, AS WELL AS RISK FACTORS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q. ALL FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO GLOBESPAN AS OF THE DATE HEREOF AND GLOBESPAN ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

         The following table presents our unaudited quarterly results as a percentage of revenues for the three months ended March 31, 2000 and 1999. Our results of operations are reported as a single business segment.

                                                      For Three Months
                                                       Ended March 31,
                                                       ---------------
                                                     2000         1999
                                                     ----         ----
Net revenues ..............................         100.0%        100.0%
                                                    -----         -----
Cost of sales .............................          37.0          33.6
Cost of sales related to termination charge          --            12.9
                                                    -----         -----
    Gross profit ..........................          63.0          53.5
                                                    =====         =====
Operating expenses
    Research and development ..............          35.0          62.3
    Selling, general and administrative ...          20.1          33.9
    Amortization of intangible assets .....          36.4          --
    Non-cash compensation expense .........          11.1          --
    In process research and development ...           4.3          --
                                                    -----         -----
                                                    -----         -----
         Total operating expenses .........         106.9          96.2

Loss from operations ......................         (43.9)        (42.7)
Interest Income ...........................           1.9          --
Interest expense, .........................          (1.6)         (2.1)
Interest expense non-cash .................         (30.1)         --
                                                    =====         =====
Net loss ..................................         (73.7)%       (44.8)%
                                                    =====         =====


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         NET REVENUES Our net revenues were $31.1 million and $8.6 million in the three months ended March 31, 2000 and 1999, respectively. This amount represents an increase of 259.4%. This increase in net revenues was primarily due to the increases in unit volume shipments to existing customers, expansion of our customer base and the introduction of new products. Net revenues from international customers represented 46.5% and 42.3% of our net revenues in the three months ended March 31, 2000 and 1999, respectively. Net revenues from international customers increased as a percentage of net revenues as a result of the use of outside manufacturers located in the Asian pacific rim and Mexico by our domestic customers. We expect that net revenues generated from international customers will continue to account for a significant percentage of our net revenues.

         COST OF SALES AND GROSS PROFIT. Our gross profit was $19.6 million and $4.6 million in the three months ended March 31, 2000 and 1999, respectively. This amount represents an increase of 323.7%. Our gross margin was 63.0% and 53.5% in the three months ended March 31, 2000 and 1999, respectively. The increase in gross margin was due to a one-time termination charge related to the termination of a royalty agreement with Paradyne Corporation in the three months ended March 31, 1999. Without this termination charge, our gross margins would have decreased from 66.4% to 63.0%. This decrease was related to lower average selling prices due to increased unit volumes shipped. The increase in gross profit dollars was the result of higher net revenues. We expect that gross margin may decrease in the future due to a number of factors, including pressures on average selling prices, product mix, and customer mix.

         RESEARCH AND DEVELOPMENT. Our research and development expenses were $10.9 million and $5.4 million in the three months ended March 31, 2000 and 1999, respectively. This amount represents an increase of 102.2%. Research and development expense represented 35.0% and 62.3% of net revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in dollars is the result of the inclusion of our two acquisitions completed during the three months ended March 31, 2000, and from an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support from the acquisitions and new hiring and incurred higher amounts of non-recurring engineering expenses related to new products. The decrease in research and development expense as a percentage of revenue was due to higher net revenues. Our research and development expense may increase due to planned increases in personnel, prototyping costs and depreciation resulting from increased capital investment.

         SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expense was $6.2 million and $2.9 million in the three months ended March 31, 2000 and 1999, respectively. This amount represents an increase of 113.2%. Selling, general and administrative expense represented 20.1% and 33.9% of net revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses, increased commissions and administrative costs. The decrease in the percentage of selling, general and administrative expense was due to higher net revenues. Our selling, general and administrative expense may increase due to higher commissions and administrative costs.

         AMORTIZATION OF INTANGIBLE ASSETS. During the three months ended March 31, 2000, we completed two acquisitions which we accounted for as purchases. The increase in the dollar amount and percentage is the result of our amortizing the intangible assets acquired.

         NON-CASH COMPENSATION. During the three months ended March 31, 2000, we exchanged our common stock with employee principals of Ficon which was considered compensation and granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over the respective vesting periods of 3 and 4 years. The increase in the dollar amount and percentage is the result of our amortizing the deferred compensation.

         IN PROCESS RESEARCH AND DEVELOPMENT. During the three months ended March 31, 2000, we completed the acquisition of Ficon which had a development project not yet complete. The increase in dollars and percentage is the result of expensing the IPR&D acquired.

         INTEREST (EXPENSE) INCOME, NET. Interest income for the three months ended March 31, 2000 was $0.1 million. Interest expense for the three months ended March 31, 1999 was $0.2 million. The increased interest income resulted from investment of excess of cash balances.

         INTEREST (EXPENSE) NON-CASH. We issued a subordinated, convertible redeemable note with a beneficial conversion feature measured by the price of our common stock at closing and the conversion price as defined. We are amortizing the beneficial conversion feature of approximately $48.0 million, over our call period through August 2000. The increase in dollar amount and percentage is the result of the amortization.

RECENT ACCOUNTING PRONOUCEMENTS

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), as amended in March 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will adopt SAB 101 in the second quarter of 2000 and believe that adoption will not have a significant effect on our consolidated results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from initial capital, borrowings on our lines of credit and the sale of Series A preferred stock and common stock through our initial public offering on June 23, 1999. As of March 31, 2000, we had working capital of approximately $37.6 million and $27.1 million in cash and cash equivalents.

         Net cash provided by operating activities was $1.2 million in the three months ended March 31, 2000. Net cash provided by operating activities was $1.9 million in the three months ended March 31, 1999. The decrease in 2000 from 1999 was primarily due to timing of accrued expenses and other current liabilities.

         Net cash used in investing activities was $0.5 million in the three months ended March 31, 2000, related to costs associated with the acquisitions of Ficon and PairGain, and the acquisition of capital equipment, partially offset by the sale/maturity of short term investments. Net cash used in investing activities for the three months ended March 31, 1999 was $0.1 million and related primarily to capital expenditures.

         Cash provided by financing activities was $1.7 million in the three months ended March 31, 2000, and was provided by the net proceeds of issuance of common stock and repayment of employee notes receivable. Cash used in financing activities was $1.7 million in the three months ended March 31, 1999, and was primarily related to the repayment of borrowings under a line of credit.

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

ALTHOUGH WE EXPERIENCED NO SIGNIFICANT YEAR 2000 DISRUPTIONS WE WILL CONTINUE TO MONITOR DEVELOPMENTS

         The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. In late 1999, we completed our Year 2000 compliance project. As a result of our efforts, we experienced no significant disruptions related to Year 2000. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of supplies. The incremental costs related to the Year 2000 project were not material to the our results of operations, financial position or cash flows. We have not experienced any significant issues and will continue to monitor throughout Year 2000 our critical computer applications, and those of our suppliers, to ensure that any latest Year 2000 matters that may arise are addressed promptly.

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

         These variations in our operating results will likely be caused by factors related to the operation of our business, including:

         o Variations in the timing and size of chip set orders from, and shipments to, our existing and new customers;

         o Loss of a significant customer, or a significant decrease in purchases by significant customers, such as Cisco Systems or Lucent Technologies;

         o The mix of chip sets shipped with different gross margins, including the impact of volume purchases from our large customers at discounted average selling prices;

         o The availability of foundry capacity and the expense of having our chip sets manufactured by Lucent Technologies or other foundries in the future;

         o The timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements; and

         o        Our ability to attract and retain key personnel.

         These variations will also be caused by factors related to the development of the DSL market and the competition we face from other DSL chip set suppliers, including:

         o The timing and rate of deployment of DSL services by telecommunications service providers;

         o The timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems and high-speed wireless data transmission;

         o Anticipated decreases in per unit prices as competition among DSL chip set suppliers increases; and

         o The level of market penetration of our chips sets relative to those of our competitors.

         These variations will also be caused by other factors affecting our business, many of which are substantially outside of the control of our management, including:

         o Costs associated with future litigation, including litigation relating to the use or ownership of intellectual property;

         o Acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

         o Foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in foreign markets or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies; and

         o General global economic conditions which could adversely affect sales to our customers.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE

         Our failure to significantly increase our revenues would result in continuing losses. We incurred net losses attributable to common stockholders of $22.9 million in the three months ended March 31, 2000, $9.0 million and $7.8 million in the years December 31, 1999 and 1998, respectively, and earned net income of $0.8 million in the year ended December 31, 1997. We expect to incur net losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur substantial negative cash flow in the future. Because of continuing substantial capital expenditures and product development, sales, marketing and administrative expenses, we will need to generate significant quarterly revenues to achieve profitability and positive cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A SIGNIFICANT AMOUNT OF OUR REVENUES

         A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, or experience a loss of any of our significant customers, particularly Cisco Systems, or suffer a substantial reduction in orders from such customers. In the three months ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, our customers who individually represented at least five percent of our net revenues accounted for 67.6%, 60.6%, 70.1% and 72.6%, respectively, of our net revenues. In the three months ended March 31, 2000, our top three customers were Cisco Systems, Lucent Technologies and Xavi Technologies, which accounted for 29.5%, 14.6% and 6.1% of our net revenues, respectively. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascorn Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. In 1997, our top three customers were LG Information & Communications, Ascom Hasler AG and Westell Technologies, which accounted for 21.4%, 12.5% and 9.6% of our net revenues, respectively. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Furthermore, it is possible that DSL equipment manufacturers, such as Cisco Systems, Lucent Technologies, and Ascom Hasler AG, may design and develop internally, or acquire, their own chip set technology, rather than continue to purchase chip sets from third parties such as us. We expect that sales of our products to relatively few customers will continue to account for a significant portion of our net revenues for the foreseeable future.

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

RAPID CHANGES IN THE MARKET FOR DSL CHIP SETS MAY RENDER OUR CHIP SETS OBSOLETE OR UNMARKETABLE

         The market for chip sets for DSL products is characterized by:

         o        Intense competition;

         o        Rapid technological change;

         o        Frequent new product introductions by our competitors;

         o        Changes in customer demands; and

         o        Evolving industry standards.

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

         We do not own or operate a semiconductor fabrication facility. We depend on Lucent Technologies to timely deliver to us sufficient quantities of fully-assembled and tested chip sets on a turnkey basis. We have had a series of manufacturing arrangements with Lucent Technologies, the latest of which became effective in March 1999. This agreement, however, does not guarantee that Lucent Technologies will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Any disruption in availability of our products would have a serious adverse impact on our business. If we are required for any reason to seek a new manufacturer of our chip sets, a new manufacturer of our chip sets may not be available and in any event switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. From time to time there are shortages in worldwide foundry capacity. Such shortages, if they occur, could make it more difficult for us to find a new manufacturer of our chip sets if our relationship with Lucent Technologies is terminated for any reason. In order to enhance our ability to obtain sufficient quantities of chip sets to meet our growing product needs, we have been engaged in the process of negotiating and/or exploring prospective supply agreements with other leading chip suppliers. In this regard, we entered into an agreement with United Microelectronics Corporation ("UMC") to supply certain of our chip sets. The UMC agreement, which became effective in December 1999, provides us with the ability to obtain delivery of specified chip sets in accordance with the agreement's terms, upon our provision of binding forecasts to UMC. Although the UMC agreement provides for a term of five years, with subsequent one year renewals, the supplier may cancel the agreement upon 12 months' advance notice to us. While, in such an event, UMC would still be required to fill our orders for commercially reasonable quantities of product during the twelve month notice period, the termination of this agreement by UMC could cause a disruption to our business. To further provide us with greater chip supply capacity, we are continuing our efforts to seek agreements with other chip manufacturers. None of these other prospective agreements, however, would provide us with a guarantee that our orders for chip sets will be adequately filled.

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

         Lucent Technologies is a competitor of ours. Additionally, Lucent Technologies is a source of our intellectual property, the principal manufacturer of our chip sets and our customer. Upon our formation, Lucent Technologies retained a license to use all patents that were assigned to us, including in products that compete with our chip sets. Lucent Technologies' ability to compete with us could be enhanced by this license. Furthermore, our substantial dependence on Lucent Technologies could provide Lucent Technologies with the ability to more effectively compete with us.

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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS OR PAY MONETARY DAMAGES

         There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to the scope of these indemnity rights; for example, in June 1999, we received a letter from Paradyne Corporation (a customer and affiliated company), informing us that Paradyne had received a letter from a third-party suggesting that some of the third-party's patents may be infringed by Paradyne products. We evaluate all letters of this nature to determine whether we have an indemnity obligation and take appropriate steps. For example, our preliminary review of the letter from Paradyne and the claims made by the third-party suggests that the third-party's patents, if infringed, would be infringed by technology used by our suppliers (with whom we have reciprocal indemnity agreements) and not by our technology, and, therefore, there is no material risk to us. We will continue our review of this (and all other) claims, and take additional steps, if appropriate. If any claims from third-parties required us to indemnify customers (including Paradyne) under our agreements, the costs could be substantial and our business could be harmed.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE


         The DSL chip set market is intensely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We believe that we must compete on the basis of a variety of factors, including:

         o        Time to market;

         o        Functionality;

         o        Conformity to industry standards;

         o        Performance;

         o        Price;

         o        Breadth of product lines;

         o        Product migration plans; and

         o        Technical support.

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

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

         We depend upon the continuing contributions of our key management, sales, customer support and product development personnel. The loss of such personnel could seriously harm us. Only Armando Geday, our President and Chief Executive Officer, is subject to an employment agreement; however, we cannot be sure that we can retain Mr. Geday's services. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because DSL technology is specialized and complex, we need to recruit, train and retain qualified technical personnel. However, there are many employers competing to hire qualified technical personnel and we have had difficulty attracting and retaining such personnel. We expect to continue to have difficulty hiring and retaining qualified personnel. Further, our competitors have recruited our employees and may do so in the future.

IF LEADING DSL EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR CHIP SETS IN SUCCESSFUL PRODUCTS, SALES OF OUR PRODUCTS WILL SIGNIFICANTLY DECLINE

         We rely upon DSL equipment manufacturers, such as Cisco Systems and Lucent Technologies, to design our chip sets into their DSL products. We further rely on these products to be successful, and if they are not, we will not sell our chip sets in volume quantities. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these DSL equipment manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the DSL equipment manufacturing industry, or if a small number of DSL equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the DSL market and meet the requirements of DSL equipment manufacturers, or if we do not successfully establish and maintain relationships with leading DSL equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.


SUBSTANTIAL SALES OF OUR CHIP SETS WILL NOT OCCUR UNLESS TELECOMMUNICATIONS SERVICE PROVIDERS INITIATE SUBSTANTIAL DEPLOYMENT OF DSL SERVICES


         The success of our products is dependent upon the decision by telecommunications service providers to deploy DSL technologies and the timing of the deployment. Factors that will impact such deployment include:

         o A prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

         o The development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

         o Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

         o Varying and uncertain conditions of the local loop, including the size and length of the copper wire, electrical interference and interference with existing voice and data telecommunications services; o Challenges of interoperability among DSL equipment manufacturers' products;

         o        Evolving industry standards for DSL technologies; and

         o        Government regulation.

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

OUR ACQUISITIONS OF FICON TECHNOLOGY, INC. AND THE MICROELECTRONICS GROUP OF PAIRGAIN TECHNOLOGIES, INC. AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION

         We acquired Ficon on January 31, 2000 and PairGain on February 24, 2000. We are in the initial stages of integrating the products, software, services, technologies and personnel from each company into GlobeSpan. We may encounter problems associated with the assimilation of Ficon and the Microelectronics Group of PairGain including:

         o difficulties in assimilation of acquired personnel, operations, technologies or products;

         o        unanticipated costs associated with the acquisitions;

         o diversion of management's attention from other business concerns;

         o adverse effects on our existing business relationships with our or the acquired company's customers; and

         o        inability to retain employees of the acquired companies.

         If we are unable to successfully integrate Ficon and the Microelectronics Group of PairGain or to create new or enhanced products, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of Ficon or the Microelectronics Group of PairGain employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

         Beginning in the three months ended March 31, 2000, we will begin to incur charges associated with these and future acquisitions including amortization of intangible assets and goodwill, in process research and development and non-cash compensation charges associate with stock issued and stock options granted from these and future acquisitions. We expect these charges to be significant.

THE RECENT RAPID EXPANSION IN OUR OPERATIONS AND OUR RECENT ACQUISITIONS HAVE PLACED A STRAIN ON OUR MANAGEMENT AND PERSONNEL AND OTHER RESOURCES

         The recent rapid expansion in our operations and our recent acquisitions have placed a strain on our management and personnel and other resources. If we do not successfully manage our business, our financial condition and results of operations will be seriously harmed. Further, from December 31, 1997 to March 31, 2000, we grew from 93 to 339 total employees. This growth has placed and will continue to place a significant strain upon our management, operating and financial systems and other resources. To accommodate this expansion of operations, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our work force.

WE MAY MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

         Our business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and may continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

         - difficulties in integration of the operations, technologies, and products of the acquired companies;

         - the risk of diverting management's attention from normal daily operations of the business;

         - potential difficulties in completing projects associated with purchased in-process research and development;

         - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

         -        the potential loss of key employees of the acquired company.

         Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

         We must also maintain our ability to manage such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results.

SALES TO CUSTOMERS BASED OUTSIDE OF THE UNITED STATES HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO INHERENT RISKS OF INTERNATIONAL BUSINESS.

         The following table shows the percentage of our net revenues which we derived from sales to customers based outside of the United States for the times periods indicated:

                  Time Period              Percentage of Net Revenues
                  -----------              --------------------------
         Three months ended March 31, 2000           46.5%
         Year ended December 31, 1999                47.0%
         Year ended December 31, 1998                32.6%
         Year ended December 31, 1997                49.2%

         We expect that sales to international customers will continue to account for a significant portion of our net revenues for the foreseeable future. Accordingly, we are subject to risks inherent in our international business activities, including:

         o        Unexpected changes in regulatory requirements;

         o Tariffs and other trade barriers, including current and future import and export restrictions;

         o        Difficulties in collecting accounts receivables;

         o Difficulties in staffing and managing international operations;

         o Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

         o The burdens of complying with a wide variety of foreign laws (particularly with respect to intellectual property) and license requirements;

         o The risks related to international political instability and to the recent global economic turbulence and adverse economic circumstances in Asia;

         o Risks that changes in foreign currency exchange rates will make our products comparatively more expensive;

         o Risks that although our product sales are currently denominated in U.S. dollars, if we denominate product sales in foreign currencies in the future, then we will experience risk of loss due to fluctuations in the value of foreign currencies;

         o Difficulties in protecting intellectual property rights in certain foreign countries; and

         o Limited ability to enforce agreements and other rights in certain foreign countries.

         In the three months ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, 27.0%, 23.2%, 9.4% and 30.9%, respectively, of our net revenues were derived from customers based in Asian countries. Because of the continuing economic instability in Asia, sales of our chip sets to customers in this region may be adversely affected.

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

         Our executive officers and directors and their affiliates own, in the aggregate, approximately 48.0% of our outstanding common stock.

         Entities affiliated with Texas Pacific Group own approximately 39.7% of GlobeSpan and are able to exercise control over GlobeSpan subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group, may not always coincide with our interests or the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

         The market price of our common stock has been extremely volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

         o        Variations in our quarterly operating results;

         o Changes in financial estimates of our revenues and operating results by securities analysts;

         o        Changes in market valuations of integrated circuit companies;

         o Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

         o Loss or decrease in sales to a major customer or failure to complete significant transactions;

         o        Loss or reduction in manufacturing capacity from Lucent
                  Technologies;

         o        Additions or departures of key personnel;

         o        Future sales of our common stock;

         o Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

         o        Commencement of or involvement in litigation; and

         o Announcements by us or our competitors of key design wins and product introductions.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         A three-for-one stock split of the Company's Common Stock was effected in the form of a stock dividend for stockholders of record at the close of business of February 15, 2000. The shares were distributed by the Company's transfer agent on February 25, 2000 and the stock began trading on a split-adjusted basis on February 28, 2000.

         During the quarter, the Company issued 960,000 shares of its Common Stock (along with $5.0 million in cash) in exchange for all of the issued and outstanding shares of Ficon. An additional 999,999 shares are in escrow and may be issued to shareholders of Ficon based upon the continued employment of certain Ficon shareholders and the completion of development milestones agreed to by the parties. These issuances were affected in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.

         During the quarter, the Company also issued 3,243,591 shares of its Common Stock and a $90.0 million subordinated redeemable convertible note in exchange for certain assets of PairGain. The note may, within the first six months after its issue, be redeemed at the option of the Company in cash, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of Company Common Stock. These issuances were effected in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)        Exhibits.

    EXHIBIT
      NO.                                                     DESCRIPTION
     ----                                                     -----------
     27.1         Financial Data Schedule

         (b) Reports on Form 8-K.

         The Company filed two reports on Form 8-K during the quarter ended March 31, 2000. Information regarding the items reported is as follows:

         Date                       Item Reported On
         -------------------        -------------------------------------------
         January 26, 2000           The Company announced its agreement to
                                    acquire the outstanding stock of Ficon
                                    Technology, Inc. and certain assets of
                                    PairGain Technologies, Inc.

         March 10, 2000             The Company announced the completion of the
                                    acquisition of the outstanding stock of
                                    Ficon Technology, Inc. and certain assets of PairGain Technologies, Inc.

                                 GLOBESPAN, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GLOBESPAN, INC.



Date:  May 11, 2000          By:  /s/ Robert McMullan
                                  ------------------------------------
                                  Robert McMullan
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                                                     DESCRIPTION
      ---                                                     -----------

     27.1         Financial Data Schedule














       +