Form 10-Q/A
period 2000-03-31
GLOBESPAN INC/DE
filed 2000-05-16
CIK 1081197

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)        Exhibits.

    EXHIBIT
      NO.                                                     DESCRIPTION
     ----                                                     -----------
     10.1         GlobeSpan, Inc. 1999 Stock Option Plan
     27.1*        Financial Data Schedule

     --------
     * Previously Filed.

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

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                                                     DESCRIPTION
      ---                                                     -----------
     10.1         GlobeSpan, Inc. 1999 Stock Option Plan
     27.1*        Financial Data Schedule

     --------
     * Previously Filed.













       +