Form 10-Q
period 2000-06-30
GLOBESPAN INC/DE
filed 2000-08-11
CIK 1081197

================================================================================
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   Form 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

                                       OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                                --     --
          The number of shares outstanding of the Registrant's Common Stock as of August 2, 2000 was 70,553,156.

================================================================================
================================================================================

                                 GlobeSpan, Inc.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2000
               and December 31, 1999...........................................1

          Consolidated Statements of Operations for the Three Months
               and Six Months Ended June 30, 2000 and 1999.....................2


          Consolidated Statements of Cash Flows for Six Months
               Ended June 30, 2000 and 1999....................................3

          Notes to Consolidated Financial Statements...........................4

     Item 2.   Management's Discussion and Analysis of Consolidated
                   Financial Condition and Results of Operations...............9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....13


Part II.  Other Information

     Item 2.   Changes in Securities and Use of Proceeds......................14

     Item 4.   Submission of Matters to a Vote of Security Holders............14

     Item 6.   Exhibits and Reports on Form 8-K...............................15

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                                GlobeSpan, Inc.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                     June 30,       December 31,
                                                                                       2000             1999
                                                                                       ----             ----

                                                                                    (unaudited)


ASSETS
Current assets:

     Cash and cash equivalents............................................          $  62,330     $     24,657
     Short-term investments...............................................             10,967           12,011
     Accounts receivable, less allowance for doubtful account of $1,346 and
       $337, respectively.................................................             24,564            9,160
     Accounts receivable from affiliates..................................              4,056              146
     Inventories..........................................................             19,824           10,656
     Prepaid expenses and other current assets............................              2,929            3,101
                                                                                   ----------     ------------
          Total current assets............................................            124,670           59,731
     Property and equipment, net..........................................             15,101            5,853
     Intangible assets, net...............................................            667,689               --
     Other assets.........................................................              6,480            5,407
                                                                                   ----------     ------------
           Total assets...................................................           $813,940     $     70,991
                                                                                   ==========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Borrowings under line of credit .....................................         $      188     $         --
     Accounts payable.....................................................             18,532            4,333
     Accounts payable to affiliates.......................................                164               80
     Accrued expenses and other liabilities...............................             27,942            2,049
     Payroll and benefit related liabilities..............................             12,104            7,688
     Current portion of capital lease obligations.........................              3,392              965
                                                                                   ----------     ------------
          Total current liabilities.......................................             62,322           15,115
     Subordinated redeemable convertible note payable.....................             75,694               --
     Other long-term liabilities..........................................              1,352               --
     Capital lease obligations, less current portion......................              2,904              443
                                                                                   ----------     ------------
          Total liabilities...............................................            142,272           15,558
                                                                                   ----------     ------------
Commitments and contingencies.............................................
Stockholders' equity:
      Preferred stock, par value $0.001; 10,000,000 shares authorized; none
          issued and outstanding..........................................                 --               --
     Common stock, par value $0.001; 400,000,000 shares authorized;
         69,146,906 and 58,134,678 shares issued and outstanding, respectively             69               58
      Stock purchase warrant..............................................                  1                1
      Additional paid-in capital..........................................            883,150           77,378
      Notes receivable from stock sales...................................             (7,144)          (7,412)
      Deferred stock compensation.........................................            (79,453)          (1,218)
      Accumulated other comprehensive loss................................                 (4)             (22)
      Accumulated deficit.................................................           (124,951)         (13,352)
                                                                                   ----------     ------------
         Total stockholders' equity.......................................           671,668            55,433
                                                                                   ----------     ------------
         Total liabilities and stockholders' equity.......................         $  813,940     $     70,991
                                                                                   ==========     ============


   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (in thousands, except share and per share data)

                                                   For three months ended                 For six months ended
                                             ---------------------------------------------------------------------------
                                              June 30, 2000    June 30, 1999        June 30, 2000    June 30, 1999
                                             ---------------  ---------------      ---------------  ---------------

Net revenues..............................     $     75,901     $      9,434         $    106,961     $     18,075

   Cost of sales..........................           29,353            3,236               40,833            6,137
   Cost of sales related to termination
     charge...............................               --               --                   --            1,119
                                             ---------------  ---------------      ---------------  ---------------
Gross profit..............................           46,548            6,198               66,128           10,819
                                             ---------------  ---------------      ---------------  ---------------

Operating expenses
  Research and development (exclusive
    of non-cash compensation expense of
    $3,560 and $5,440)....................           23,212            5,494               34,092           10,874
  Selling, general and administrative
    (exclusive of non-cash compensation
    expense of $2,972 and $4,541).........           11,134            2,950               17,375            5,878
  Amortization of intangible assets.......           27,009               --               38,319               --
  Non-cash compensation expense...........            6,532               --                9,981               --
  In process research and
    development...........................           43,511               --               44,854               --
                                             ---------------  ---------------      ---------------  ---------------
Total operating expenses..................          111,398            8,444              144,621           16,752
                                             ---------------  ---------------      ---------------  ---------------
Loss from operations......................          (64,850)          (2,246)             (78,493)          (5,933)
  Foreign exchange gain                                   4               --                    4               --
  Interest income                                     1,018               --                1,625               --
  Interest expense                                   (1,202)            (118)              (1,700)            (300)
  Interest expense, non-cash..............          (23,670)              --              (33,035)              --
                                             ---------------  ---------------      ---------------  ---------------
Net loss..................................          (88,700)          (2,364)            (111,599)          (6,233)


Preferred stock deemed dividend and
accretion.................................               --           (3,466)                  --           (3,466)
                                             ---------------  ---------------      ---------------  ---------------
Net loss attributable to common
stockholders..............................   $      (88,700)  $       (5,830)      $     (111,599)  $       (9,699)
                                             ==============   ==============       ==============   ==============

Basic and diluted net loss per
   share attributable to common
   stockholders...........................   $        (1.42)  $        (0.15)      $        (1.84)  $        (0.25)
                                             ==============   ==============       ==============   ==============

Weighted average shares of
   common stock outstanding
   used in computing basic
   and diluted net loss per share.........       62,633,620       40,221,363           60,514,616       38,150,250
                                             ==============   ==============       ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                GlobeSpan, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                                     --------
                                                                                                2000         1999
                                                                                              --------     --------


Cash flow provided by (used in) operating activities:
Net loss .............................................................................      $ (111,599)  $   (6,233)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Provision for bad debts..........................................................           1,009           50
     Non-cash interest expense........................................................          33,035          ---
     Non-cash compensation expense....................................................           9,981          ---
     Depreciation and amortization....................................................           4,676        1,584
     Amortization of intangible assets................................................          38,319          ---
     Interest on convertible note payable.............................................           1,566          ---
     In-process research and development..............................................          44,854          ---
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivables....................................         (19,542)        (973)
       (Increase) in inventories......................................................          (9,077)      (2,234)
       (Increase) decrease in prepaid expenses and other assets.......................             247       (2,283)
       Increase in accounts payable...................................................           9,260        1,689
       Increase in accrued expenses and other
         current liabilities..........................................................          12,617        4,493
                                                                                            ----------   ----------
     Net cash provided by (used in) operating activities..............................          15,346       (3,907)
                                                                                            ----------   ----------
Cash flows provided by (used in) investing activities:
Purchases of property and equipment...................................................          (6,870)        (568)
Net cash received from acquisition of businesses (See Note 3).........................          22,135          ---
Purchases of marketable securities....................................................          (7,365)         ---
Proceeds from sale/maturity of marketable securities..................................          13,294          ---
                                                                                            ----------   ----------
     Net cash provided by (used in) investing activities..............................          21,194         (568)
                                                                                            ----------   ----------
Cash flows provided by (used in) financing activities:
Repayment of subordinated note payable................................................             ---       (5,000)
Borrowings (repayments) under line of credit..........................................            (200)      (2,464)
Proceeds from issuance of common stock................................................           1,967       42,945
Proceeds from issuance of preferred stock.............................................             ---       11,150
Proceeds from repayment of notes receivable...........................................             268          ---
Repayments of capital lease obligations...............................................            (902)          98
                                                                                            ----------   ----------
     Net cash provided by (used in) financing activities..............................           1,133       46,729
                                                                                            ----------   ----------
Net increase in cash and cash equivalents.............................................          37,673       42,254
Cash and cash equivalents at beginning of period......................................          24,657           12
                                                                                            ----------   ----------
Cash and cash equivalents at end of period............................................      $   62,330   $   42,266
                                                                                            ==========   ==========

Supplemental non cash financing activities:
     Capital lease borrowings.........................................................      $    2,039   $      ---
                                                                                            ==========   ==========

     Notes receivable for sales of common stock.......................................      $      ---   $    6,728
                                                                                            ==========   ==========
     Forgiveness of subordinated note payable.........................................      $      ---   $      100
                                                                                            ==========   ==========



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

Unaudited Interim Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in GlobeSpan's Annual Report on Form 10K, filed with the Securities and Exchange Commission on March 30, 2000. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

          As of June 30, 2000 and 1999, the Company had outstanding options and warrants to purchase an aggregate of 15,632,293 and 3,747,786 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

Revenue Recognition

          Revenue from product sales is recognized upon shipment to the customer, when no significant vendor obligations exist and collection of the resulting receivable is probable. Substantially all of our revenue is from product sales.

          In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), as amended in June 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 during the fourth quarter of 2000. The adoption will not have a significant effect on our consolidated results of operations or financial position.

Revenue Concentration

          Three customers accounted for 26.9%, 20.6% and 10.7% of net revenues in the three months ended June 30, 2000. For the three months ended June 30, 1999, three customers accounted for 47.1%, 11.6% and 6.5% of net revenues, respectively. For the six months ended June 30, 2000, three customers accounted for 27.7%, 18.9% and 9.3% of net revenues, respectively. For the six months ended June 30, 1999, three customers accounted for 43.4%, 10.3% and 6.4% of net revenues, respectively.

          Revenues by geographic region for the three and six months ended June 30, 2000 and 1999 were as follows:


                                                       For the three months                    For the six months
                                                          ended June 30,                         ended June 30,
                                                          --------------                         --------------
                                                     2000                1999               2000                1999
                                                --------------      --------------     --------------      --------------
Net revenues:
   North America                                $   54,337          $    6,295         $   70,469          $   11,278
   Europe                                            1,420               1,426              2,895               2,499
   Mexico/Latin America                              9,545                  62             14,165               1,570
   Asia                                             10,593               1,607             19,394               2,586
   Australia                                             6                  44                 38                 142
                                                ----------          ----------         ----------          ----------
                                                $   75,901          $    9,434         $  106,961          $   18,075
                                                ==========          ==========         ==========          ==========



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

          On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The Note may, within the first six months after its issue, be redeemed at the option of the Company in cash, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Note matures in seven years and bears interest at an annual rate of 5.0%, accrued and payable at the earlier of maturity or redemption. The Company has recorded a beneficial conversion feature relating to the Note of $47.3 million reflecting the intrinsic value of the beneficial conversion feature. Such amount is being amortized as interest expense over the period the beneficial conversion feature is first available. For the six-month period ended June 30, 2000, $33.0 million was recorded as interest expense, non-cash.

          On April 27, 2000, we acquired all the issued and outstanding shares of T.sqware, Inc. ("T.sqware"), a provider of fully programmable scalable network processors supporting high-speed data communications. The transaction was accounted for as a purchase transaction. We paid for these shares by issuing 2,022,182 shares of our own common stock and assuming the outstanding T.sqware options for the equivalent of 177,569 options to purchase our common stock.

          On June 30, 2000, we acquired all of the issued and outstanding shares of iCompression, Inc. ("iCompression"), a supplier of advanced signal processing technology for delivering voice, video and data for the broadband infrastructure in applications such as broadband video conferencing. The transaction was accounted for as a purchase transaction. We paid for these shares by issuing 3,470,152 shares of our common stock and assuming the outstanding iCompression options for the equivalent of approximately 529,727 options to purchase our common stock.

          The following is a summary of all consideration paid for the acquisitions of Ficon, PairGain, T.sqware and iCompression during the six months ended June 30, 2000:

       Fair value of common stock issued and employee stock options             $ 679,614
       Subordinated redeemable convertible note issued                             90,000
       Cash paid                                                                    5,000
       Transaction costs                                                            6,570
                                                                                ---------
       Total purchase price                                                     $ 781,184
                                                                                =========

     The assets and liabilities of the acquired entities were recorded based upon preliminary third party valuation as of the dates of acquisition. The allocations were as follows:

       Cash                                                                     $  31,805
       Short-term investments                                                       4,488
       Account receivable                                                             782
       Prepaid and other assets                                                     1,617
       Property and equipment                                                       4,113
       Goodwill and intangibles                                                   722,619
                                                                                ---------
                                                                                  765,424
       In process research and development                                         44,854
       Liabilities assumed                                                        (29,094)
                                                                                ---------
       Total purchase price                                                     $ 781,184
                                                                                =========

          The amounts allocated to in process research and development ("IPR&D") total $44.9 million and were expensed upon acquisition, as it was determined that the underlying project had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for each of the projects at the time of the acquisition:

     - the present value of the forecasted cash flows and income that were expected to result from the project;
     -  the status of each projects;
     -  completion costs;
     -  project risks;
     -  the value of core technology; and
     -  the stage of completion of the project

          In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the project. The determination of the value of IPR&D was based on efforts completed as of the date the respective entities were acquired.

          As of the acquisition dates of T.sqware, and iCompression, development projects were in process. In order to develop these projects into commercially viable products, the Company had to complete all designing and testing activities necessary to establish that products could be produced to meet their design requirements. The projects are still in development stages as of June 30, 2000, consistent with the initial estimates used in the valuations of these projects.

          Certain shares of common stock issued to the principals of Ficon are subject to forfeiture if their employment ceases with the Company, and is recorded as deferred stock compensation. The deferred stock compensation recorded was $28.8 million and is being amortized over the three-year vesting period on a straight-line basis.

          The Company also granted stock options to the employees, including those of acquired entities, at various discounts to fair market value as long-term retention strategy and recorded additional deferred stock compensation of $58.5 million. This amount is being amortized over a four year vesting period on a straight-line basis.

          The following unaudited pro forma information represents a summary of the results of operations as if the Ficon, T.sqware and iCompression acquisitions occurred on January 1, 1999.

                                            For the six months ended                    For the year ended
                                      June 30, 2000           June 30, 1999             December 31, 1999
                                     ---------------         ---------------            ------------------
       Revenue                       $       108,419         $        20,920              $        61,908
                                     ===============         ===============              ===============
       Net loss                      $      (189,676)        $      (152,877)             $      (253,999)
                                     ===============         ===============              ===============
       Net loss per common share     $         (3.13)        $         (3.63)             $         (4.90)
                                     ===============         ===============              ===============


          The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had this transaction been consummated on January 1, 1999. The $44.9 million of IPR&D are included in all periods presented.


3.     Supplemental Cash Flow Data:

          The Company acquired cash of approximately $28.7 million in connection with the acquisitions of T.sqware and iCompression completed during the second quarter of 2000 and used cash of approximately $6.6 million in connection with the purchase Ficon Technology Inc. and for the purchase of certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc completed during the first quarter of 2000, resulting in net cash received from acquisition of businesses of $22.1 million during the six month period ended June 30, 2000 as follows:

       Purchase price                                $ 781,184
       Common stock issued                            (679,614)
       Subordinated redeemable
          convertible note payable                     (90,000)
       Accrued transaction costs                        (1,900)
                                                     ---------
       Cash paid                                         9,670
       Less: net cash acquired                         (31,805)
                                                     ---------
       Net cash received from
          acquisition of businesses                  $ (22,135)
                                                     =========


4.     Related Party Transactions

          In March 1999, the Company and Paradyne Corporation agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately $1.2 million) to terminate the July discount pricing arrangement with Paradyne Corporation. Such payment was made in July 1999 and was charged to cost of sales during the three months ended March 31, 1999. In addition, GlobeSpan and Paradyne Corporation as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and Paradyne Corporation also entered into a four-year Supply Agreement, which gave Paradyne Corporation preferential pricing and other terms in connection with the sale by GlobeSpan of products to Paradyne Corporation. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor Paradyne Corporation's orders for GlobeSpan's products in quantities at least consistent with Paradyne Corporation's past ordering practices and must afford Paradyne Corporation at least the same priority for Paradyne Corporation's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted Paradyne Corporation a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of Paradyne Corporation's products, which incorporate GlobeSpan's products. Net revenues for the three months ended June 30, 2000 and 1999 were $8.1 million and $0.5 million, respectively. Net revenues for the six months ended June 30, 2000 and 1999 were $10.0 million and $1.1 million, respectively.

5.     Subsequent Events

          On August 2, 2000, we completed a follow-on public offering of 7,500,000 shares of common stock at a price of $100.00 per share. The closing of the offering occurred on August 7, 2000. Of the 7,500,000 shares of common stock, 1,406,250 shares were offered by the Company, resulting in proceeds from the offering of $132.7 million, net of underwriting commissions and estimated offering expenses, and 6,093,750 shares were offered by selling shareholders. The Company did not receive any of the proceeds from the sales of shares by the selling shareholders. On August 10, 2000, the Company used a portion of the proceeds from this offering to repay the subordinated redeemable convertible note of $90.0 million (plus interest of $2.1 million) issued by us in connection with our acquisition of PairGain. The Company intends to use the balance of the proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services and possible acquisitions.

          In connection with the repayment of the subordinated redeemable convertible note issued by us to PairGain, the Company recognized the redemption of the original beneficial conversion feature recorded for $47.3 million and the gain on the associated redemption of the amortized amount.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobeSpan's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, overall economic conditions, the impact of competition and pricing, the loss of one or more key customers, our ability to obtain sufficient quantities of our chipsets from our manufacturers, our ability to retain and recruit qualified personnel, ability to manage our growth, and other risk factors described herein, and the Risk Factors included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobeSpan as of the date hereof and GlobeSpan assumes no obligation to update any such forward-looking statements.


          The following table presents our unaudited results as a percentage of revenues for the three and six months ended June 30, 2000 and 1999. Our results of operations are reported as a single business segment.

                                                              For Three Months                 For Six Months
                                                               Ended June 30,                  Ended June 30,
                                                               --------------                  --------------
                                                             2000          1999              2000          1999
                                                             ----          ----              ----          ----


Net revenues.......................................          100.0%        100.0%            100.0%         100.0%
Cost of sales......................................           38.7          34.3              38.2           34.0
Cost of sales related to termination charge........             --            --                --            6.2
                                                           ---------     ---------         ---------      ---------
    Gross profit...................................           61.3          65.7              61.8           59.8
Operating expenses:
    Research and development.......................           30.6          58.2              31.9           60.2
    Selling, general and administrative............           14.6          31.3              16.3           32.5
    Amortization of intangible assets..............           35.6            --              35.8             --
    Non-cash compensation expense                              8.6            --               9.3             --
    In process research and development............           57.3            --              41.9             --
                                                           ---------     ---------         ---------      ---------
         Total operating expenses..................          146.7          89.5             135.2           92.7
                                                           ---------     ---------         ---------      ---------
Loss from operations...............................          (85.4)        (23.8)            (73.4)         (32.9)
Foreign exchange gain..............................             --            --                --             --
Interest Income....................................            1.3          (1.3)              1.6           (1.7)
Interest expense...................................           (1.6)           --              (1.6)            --
Interest expense non-cash..........................          (31.2)           --             (30.9)            --
                                                           ---------     ---------         ---------      ---------
Net loss ..........................................         (116.9)%       (25.1)%          (104.3)%        (34.6)%
                                                           =========     =========         =========      =========


Results of Operations for the three months ended June 30, 2000 and 1999

Net Revenues. Our net revenues were $75.9 million and $9.4 million in the three months ended June 30, 2000 and 1999, respectively. This amounts to an increase of 704.5%. This increase in net revenues was primarily due to the increase in unit volume shipments to existing customers, expansion of our customer base, introduction of new products and, to a lesser extent, net revenues from acquired businesses.

Cost of Sales and Gross Profit. Our gross profit was $46.5 million and $6.2 million in the three months ended June 30, 2000 and 1999, respectively. This amount represents an increase of 650.0%. Our gross margin was 61.3% and 65.7% in the three months ended June 30, 2000 and 1999, respectively. The decrease in gross margin was related to lower average selling prices due to increased unit volume shipped. The increase in gross profit dollars was the result of higher net revenues. We expect gross margins may decrease in the future due to a number of factors, including pressures on average selling prices, product mix and customer mix.

Research and Development. Our research and development expenses were $23.2 million and $5.5 million in the three months June 30, 2000 and 1999, respectively. This amount represents an increase of 321.8%. Research and development expenses represented 30.6% and 58.2% of net revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in dollars is the result of the inclusion of an acquisition completed during the three months ended June 30, 2000 and from an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support from acquisitions and new hiring and incurred higher amounts of non-recurring engineering expenses and one-time licensing fees related to new products. The decrease in research and development expense as a percentage of net revenues was due to higher net revenues. Our research and development expense may increase due to planned additional increases in personnel and related support expenses, prototyping costs and depreciation resulting from increased capital investment.

Selling, General and Administrative. Our selling, general and administrative expense was $11.1 and $3.0 million for the three months ended June 30, 2000 and 1999, respectively. This amount represents an increase of 277.4%. Selling, general and administrative expense represented 14.6% and 31.3% of net revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisition, increased commissions and administrative costs. This decrease in the percentage of selling, general and administrative expense as a percentage of net revenues was due to higher net revenues. Our selling, general and administrative expense may increase due to increases in personnel, higher commissions and administrative costs.

Amortization of Intangible Assets. During the three months ended June 30, 2000, we completed the acquisitions of T.sqware, Inc. on April 27, 2000 and iCompression, Inc. on June 30, 2000. The increase in dollar amount and percentage of amortization expense is the result of our amortizing the intangible assets acquired.

Non-cash Compensation. During the three months ended June 30, 2000, we granted certain employees stock options at less than fair market value. The deferred stock recorded is being amortized over the respective vesting period of four years. The increase in the dollar amount and percentage of non-cash compensation is the result of our amortizing the deferred compensation.

In Process Research and Development. During the three months ended June 30, 2000, our acquisitions, T.sqware and iCompression, each had development projects not yet complete. The increase in dollars and percentage of IPR&D is the result of our expensing the IPR&D acquired.

Interest Income and Expense. Interest expense for the three months ended June 30, 2000 was $1.2 million, offset by interest income of $1.0 million. The increase in interest expense was the result of higher borrowings and interest on our convertible note. The increase in interest income was the result of investment of excess cash balances. Interest expense for the three months ended June 30, 1999 was $0.1 million and was the result of interest on borrowings.

Interest Expense Non-cash. We are amortizing the beneficial conversion feature of approximately $48.0 million, over our call period through August 2000. The increase in the dollar amount and percentage of interest expense non-cash is the result of our amortization.

Results of Operations for the six months ended June 30, 2000 and 1999

Net Revenues. Our net revenues were $107.0 million and $18.1 million in the six months ended June 30, 2000 and 1999, respectively. This amounts to an increase of 491.8%. This increase in net revenues was primarily due to the increase in unit volume shipments to existing customers, expansion of our customer base, introduction of new products and, to a lesser extent, net revenues from acquired businesses.

Cost of Sales and Gross Profit. Our gross profit was $66.1 million and $10.8 million in the six months ended June 30, 2000 and 1999, respectively. This amount represents an increase of 511.2%. Our gross margin was 61.8% and 59.9% in the six months ended June 30, 2000 and 1999, respectively. The increase in gross margin was due to a one-time termination charge related to the termination of a royalty agreement with Paradyne Corporation in the six months ended June 30, 1999. Without this termination charge, our gross margins would have decreased from 66.0% to 61.8%. The decrease in gross margin was related to lower average selling prices due to increased unit volume shipped. The increase in gross profit dollars was the result of higher net revenues. We expect gross margins may decrease in the future due to a number of factors, including pressures on average selling prices, product mix and customer mix.

Research and Development. Our research and development expenses were $34.1 million and $10.9 million in the six months June 30, 2000 and 1999, respectively. This amount represents an increase of 213.5%. Research and development expense represented 31.9% and 60.2% of net revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in dollars is the result of the inclusion of acquisitions completed during the six months ended June 30, 2000 and from an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support from acquisitions and new hiring and incurred higher amounts of non-recurring engineering expenses and one-time licensing fees related to new products. The decrease in research and development expense as a percentage of net revenues was due to higher net revenues. Our research and development expense may increase due to planned additional increases in personnel and related support expenses, prototyping costs and depreciation resulting from increased capital investment.

Selling, General and Administrative. Our selling, general and administrative expense was $17.4 and $5.9 million for the six months ended June 30, 2000 and 1999, respectively. This amount represents an increase of 195.6%. Selling, general and administrative expense represented 16.3% and 32.5% of net revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisitions, increased commissions and administrative costs. The decrease in the percentage of selling, general and administrative expense as a percentage of net revenues was due to higher net revenues. Our selling, general and administrative expense may increase due to increases in personnel, higher commissions and administrative costs.

Amortization of Intangible Assets. During the six month period ended June 30, 2000, we completed an acquisition of Ficon Technologies, Inc. on January 31, 2000, an asset purchase of the Microelectronics Group of PairGain Technologies, Inc. on February 24, 2000, and acquisitions of T.sqware, Inc. on April 27, 2000 and iCompression, Inc. on June 30, 2000. The increase in dollar amount and percentage of amortization expense is the result of our amortizing the intangible assets acquired during the six months ended June 30, 2000.

Non-cash Compensation. During the six months ended June 30, 2000, we exchanged our common stock with employee principals of an acquisition which was considered compensation and we granted certain employees stock options at less than fair market value. The deferred stock recorded is being amortized over the respective vesting periods of three and four years. The increase in the dollar amount and percentage in non-cash compensation is the result of our amortizing deferred compensation.

In Process Research and Development. During the six months ended June 30, 2000, our acquisitions of Ficon Technologies, Inc., T.sqware, Inc. and iCompression, Inc., each had development projects not yet complete. The increase in dollars and percentage of IPR&D is the result of our expensing the IPR&D acquired.

Interest Income and Expense. Interest expense for the six months ended June 30, 2000 was $1.7 million, offset by interest income of $1.6 million. The increase in interest expense was the result of higher borrowings and interest on our convertible note. The increase in interest income was the result of investment of excess cash balances. Interest expense for the six months ended June 30, 1999 was $0.3 million and was the result of interest on borrowings.

Interest Expense Non-cash. We are amortizing the beneficial conversion feature of approximately $48.0 million, over our call period through August 2000. The increase in the dollar amount and percentage of interest expense non-cash is the result of our amortization.

Liquidity and Capital Resources

          As of June 30, 2000, we had working capital of $62.3 million, cash and cash equivalents of $62.3 million and short-term investments of $11.0 million.

          Net cash provided by operating activities was $15.3 million in the six months ended June 30, 2000, compared to net cash used in operating activities of $3.9 million during the six months ended June 30, 1999. The increase was primarily due to higher revenues during the six month period ended June 30, 2000, compared to the six month period ended June 30, 1999.

          Investing activities, which primarily consisted of net cash received from the acquisition of businesses of $22.1 million, amounted to $21.2 million during the six months ended June 30, 2000. Purchases of property and equipment and marketable securities of $14.2 million were mostly offset by proceeds from maturities of marketable securities of $13.3 million during the six months ended June 30, 2000.

          Cash flows provided by financing activities of $1.1 million during the six month period ended June 30, 2000 primarily consisted of proceeds from the issuance of common stock of $2.0 million, which were partially offset by repayments of capital lease obligations of $0.9 million. Cash flows provided by financing activities of $46.7 million during the six month period ended June 30, 1999 primarily consisted of proceeds from the issuance of common stock of $42.9 million, which resulted from the completion of an initial public offering of the Company's common stock. The remaining net source of cash of $3.8 million was primarily generated from the issuance of preferred stock of $11.5 million that was mostly offset by repayments of a subordinated note payable and a line of credit totaling $7.5 million.

          On August 2, 2000, we completed a follow-on public offering of 7,500,000 shares of common stock at a price of $100.00 per share. The closing of the offering occurred on August 7, 2000. Of the 7,500,000 shares of common stock, 1,406,250 shares were offered by us, resulting in proceeds from the offering of $132.7 million, net of underwriting commissions and estimated offering expenses, and 6,093,750 shares were offered by selling shareholders. We did not receive any of the proceeds from the sales of shares by the selling shareholders. On August 9, 2000, the Underwriters of the offering exercised their option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. All of these shares were sold by the selling shareholders and none were sold by us. On August 10, 2000, we used a portion of the proceeds from the offering to repay the subordinated redeemable convertible note of $90.0 million (plus interest of $2.1 million) issued by us in connection with our acquisition of PairGain. The Company intends to use the balance of the proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services and possible acquisitions.

We believe that our sources of capital, including internally generated funds and the net proceeds from our recently completed public offering, after the repayment of subordinated redeemable convertible note, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.


Although We Experienced No Significant Year 2000 Disruptions We Will Continue to Monitor Developments

          The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. In late 1999, we completed our Year 2000 compliance project. As a result of our efforts, we experienced no significant disruptions related to Year 2000. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of supplies. The incremental costs related to the Year 2000 project were not material to our results of operations, financial position or cash flows. We have not experienced any significant issues and will continue to monitor throughout Year 2000 our critical computer applications, and those of our suppliers, to ensure that any latest Year 2000 matters that may arise are addressed promptly.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2000, all of our investments were in money market funds, certificates of deposits, or high quality commercial paper.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On April 27, 2000, the Company issued 2,022,182 shares of its Common Stock in exchange for all of the issued and outstanding shares of T.Sqware. The issuance was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. On June 30, 2000, the Company issued 3,470,152 shares of its Common Stock for all of the issued and outstanding shares of iCompression. The issuance was effected on June 30, 2000 in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act.


Item 4. Submission of Matters to a Vote of Security Holders

On June 13, 2000, the Company held the Annual Meeting of Stockholders, whereby the stockholders approved (i) the election of nine (9) directors; (ii) the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share; and (iii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000. At the date of record, April 25, 2000, there were 63,474,032 shares outstanding. The vote on such matters was as follows:

1. Election of Directors:

                               Total Vote for         Total Vote Withheld
                               Each Nominee           From Each Nominee
                               --------------         -------------------
     Armando Geday              45,449,915                21,528
     Barbara Connor             45,449,915                21,528
     James Coulter              45,449,915                21,528
     Dipanjan Deb               45,449,915                21,528
     Thomas Epley               45,449,915                21,528
     Federico Faggin            45,449,915                21,528
     Keith Geeslin              45,449,915                21,528
     David Stanton              45,449,915                21,528
     John Marren                45,449,915                21,528


2. The approval of the amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 400,000,000 :

     For                                     37,279,023

     Against                                  8,061,750

     Abstaining                                 130,670


3. Appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants:

     For                                     45,413,993

     Against                                     39,917

     Abstaining                                  17,533

Item 6.  Exhibits and Reports on Form 8-K.


       (a)        Exhibits.

     Exhibit
       No.           Description
     -------         -----------
       27            Financial Data Schedule


       (b)        Reports on Form 8-K.

       The Company filed three reports on Form 8-K during the quarter ended June 30, 2000. Information regarding the items reported is as follows:

     Report Date               Item Reported On
     --------------            -------------------------------------------------
     April 14, 2000            Financial Statements of Ficon Technology, Inc.

     May 12, 2000              Acquisition of T.sqware, Inc.

     May 17, 2000              Company's agreement to acquire iCompression, Inc.

                                 GLOBESPAN, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLOBESPAN, INC.



Date:  August 11, 2000              By: /s/ Robert McMullan
                                    -----------------------------
                                    Robert McMullan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
       No.                                          Description
       ---                                          -----------
       27                                      Financial Data Schedule