Form 10-Q
period 2000-09-30
GLOBESPAN INC/DE
filed 2000-11-13
CIK 1081197

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q


|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2000


                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No   .
                                              ---    ---

     The number of shares outstanding of the Registrant's Common Stock as of October 24, 2000 was 71,633,824.

================================================================================

                                 GlobeSpan, Inc.

                                      INDEX

                                                                        Page No.

Part I.  Financial Information


     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000 and
          December 31, 1999 ...................................................1

          Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000 and
          1999.................................................................2

          Condensed Consolidated Statements of Cash Flows for Nine Months Ended
          September 30, 2000 and 1999 .........................................3

          Notes to Condensed Consolidated Financial
          Statements...........................................................4

     Item 2. Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations ..............................9

     Item 3. Quantitative and Qualitative Disclosures About Market
             Risk ............................................................13

Part II  Other Information

     Item 2. Changes in Securities and Use of Proceeds........................14
     Item 6. Exhibits and Reports on Form 8-K.................................14

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                                 GlobeSpan, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30, 2000       December 31, 1999
                                                     ------------------       -----------------
ASSETS

Current Assets:

      Cash and cash equivalents                          $    91,629            $   24,657

      Short-term Investments                                  10,086                12,011

      Accounts receivable, less allowance for doubtful
         accounts of $1,846 and $337, respectively            62,922                 9,160

      Accounts receivable from affiliates                        -                     146

      Inventories                                             29,388                10,656

      Prepaid expenses and other current assets                3,557                 3,101
                                                         -----------            ----------
          Total current assets                               197,582                59,731


Property and equipment, net                                   20,383                 5,853

Intangible assets, net                                       645,217                   -

Other Assets                                                   5,058                 5,407
                                                         -----------            ----------

          Total assets                                   $   868,240            $   70,991
                                                         ===========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Borrowings under line of credit                    $       196           $       -

      Accounts payable                                        25,920                 4,333

      Accounts payable to affiliates                           1,744                    80

      Accrued expenses and other liabilities                  23,119                 2,049

      Payroll and benefit related liabilities                 18,966                 7,688

      Current portion of capital lease obligations             3,821                   965
                                                         -----------             ---------
          Total current liabilities                           73,766                15,115

Other long-term liabilities                                    1,577                   -

Capital lease obligations, less current portion                3,414                   443
                                                         -----------             ---------
          Total liabilities                                   78,757                15,558
                                                         -----------             ---------
      Commitments and contingencies                              -                     -

Stockholders' equity

      Preferred stock                                            -                     -

      Common stock                                                72                    58

      Stock purchase warrants                                      1                     1

      Notes receivable from stock sales                       (5,302)               (7,412)

      Additional paid in capital                           1,001,426                77,378

      Deferred stock compensation                            (74,623)               (1,218)

      Accumulated deficit                                   (131,898)              (13,352)

      Accumulated other comprehensive loss                      (193)                  (22)
                                                         -----------             ---------
          Total stockholders' equity                         789,483                55,433
                                                         -----------             ---------
          Total liabilities and stockholders' equity     $   868,240           $    70,991
                                                         ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (in thousands, except share and per share data)


                                                            For The Three Months    For The Nine Months
                                                            Ended September 30,     Ended September 30,
                                                          ----------------------  ----------------------
                                                              2000        1999       2000         1999
                                                          ----------  ----------  ----------  -----------

Net revenues                                             $ 110,353    $  17,032    $ 217,314    $  35,107
   Cost of sales                                            45,129        6,584       85,962       12,721
   Cost of sales related to termination charge                 -            -            -          1,119
                                                         ---------    ---------    ---------    ---------
Gross profit                                                65,224       10,448      131,352       21,267
                                                         ---------    ---------    ---------    ---------

Operating expenses:
   Research & development (exclusive of non-cash            29,135        6,931       63,227       17,805
      compensation of $5,570 and $11,010 for the three
      and nine months ended September 30, 2000,
      respectively
   Selling, general & administrative (exclusive of          14,705        4,328       32,080       10,206
      non-cash compensation of $640 and $5,181 for the
      three and nine months ended September 30, 2000,
      respectively
   Amortization of intangible assets                        47,693          -         86,012          -
   Non-cash compensation expense                             6,210          -         16,191          -
   In process research and development                         -            -         44,854          -
                                                         ---------    ---------    ---------    ---------
    Total operating expenses                                97,743       11,259      242,364       28,011
                                                         ---------    ---------    ---------    ---------
Loss from operations                                       (32,519)        (811)    (111,012)      (6,744)
Interest expense - non-cash                                 10,404          -         43,439          -
Interest (income) expense, net                                (798)        (553)        (723)        (253)
Foreign exchange loss                                           22          -             18          -
                                                         ---------    ---------    ---------    ---------
Loss before income taxes and extraordinary item            (42,147)        (258)    (153,746)      (6,491)
Provision for income tax                                     8,239          -          8,239          -
                                                         ---------    ---------    ---------    ---------
Loss before extraordinary item                             (50,386)        (258)    (161,985)      (6,491)
   Preferred stock deemed dividend and accretion               -            -            -         (3,466)
                                                         ---------    ---------    ---------    ---------
Net loss attributable to common stockholders before
   extraordinary item                                      (50,386)        (258)    (161,985)      (9,957)
Extraordinary item - gain on the redemption of the
beneficial conversion feature                               43,439          -         43,439          -
                                                         ---------    ---------    ---------    ---------
Net loss attributable to common stockholders                (6,947)        (258)    (118,546)      (9,957)
                                                         =========    =========    =========    =========
Other comprehensive loss:
    Foreign currency translation adjustment                    189          -            171          -
                                                         ---------    ---------    ---------    ---------
Comprehensive loss attributable to common
   stockholders                                          $  (7,136)   $    (258)   $(118,717)   $  (9,957)
                                                         =========    =========    =========    =========

Basic and diluted earnings (loss) per share:
    Net loss before extraordinary item                   $   (0.74)   $   (0.01)   $   (2.57)   $   (0.23)
    Extraordinary item                                        0.64          -           0.69          -
                                                         ---------    ---------    ---------    ---------
    Net loss                                             $   (0.10)   $   (0.01)   $   (1.88)   $   (0.23)
                                                         =========    =========    =========    =========

Weighted average shares of common stock outstanding
   used in computing basic and diluted earnings (loss)
   per share                                                68,491       55,397       63,185       43,951
                                                         =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                          ---------------------------------------------
                                                                                2000                        1999
                                                                          --------------                 -------------
Cash flow provided by (used in) operating activities:
Net loss                                                                  $     (118,546)                $      (6,491)
Adjustments to reconcile net loss to cash provided by (used in)
 operating activities:
   Provision for bad debts                                                         1,509                            50
   Deferred income taxes                                                          (1,472)
   Tax benefits from employee stock option plans                                   8,662                             -
   Non-cash interest expense                                                      43,439                             -
   Non-cash compensation expense                                                  16,191                             -
   Depreciation and amortization                                                   6,833                         2,492
   Amortization of intangible assets                                              86,012                             -
   Extraordinary gain                                                            (43,439)                            -
   In-process research and development                                            44,854                             -
   Changes in assets and liabilities:
    (Increase) in accounts receivable                                            (54,104)                       (2,971)
    (Increase) in inventory                                                      (18,161)                       (4,272)
    (Increase) decrease in prepaids and other assets                                 489                        (2,244)
    Increase in accounts payable                                                  17,911                         1,731
    Increase in accrued expenses and other liabilities                            14,798                         5,575
                                                                          --------------                 -------------
   Net cash provided by (used in) operating activities                             4,976                        (6,130)
                                                                          --------------                 -------------
Cash flow provided by (used in) investing activities:
Purchases of property and equipment                                              (12,129)                         (799)
Proceeds from sale of intangible asset                                               500                             -
Net cash received from acquisitions of businesses (See Note 3)                    18,975                             -
Proceeds from sale/maturity of marketable securities                              14,928                             -
Purchases of marketable securities                                                (7,365)
                                                                          --------------                 -------------
   Net cash provided by (used in) investing activities                            14,909                          (799)
                                                                          --------------                 -------------
Cash flow provided by (used in) financing activities:
Repayment of subordinated redeemable convertible note                            (90,000)                           -
Repayment of borrowings                                                             (192)                      (7,464)
Proceeds received from issuance of common stock                                  136,813                       49,750
Proceeds from issuance of preferred stock                                              -                       11,150
Proceeds from repayment of notes receivable                                        2,110                            -
Repayments of capital lease obligations                                           (1,815)                         (335)
                                                                          --------------                 -------------
   Net cash provided by financing activities                                      46,916                        53,101
                                                                          --------------                 -------------
Effect of exchange rates on cash and cash equivalents                                171                             -
                                                                          --------------                 -------------
Net increase in cash and cash equivalents                                         66,972                        46,172
Cash and cash equivalents at beginning of period                                  24,657                            12
                                                                          --------------                 -------------
Cash and cash equivalents at end of period                                $       91,629                 $      46,184
                                                                          ==============                 =============
Supplemental non-cash financing activities:
   Capital lease borrowings                                               $        3,891                 $         611
   Notes receivable for sales of common stock                             $            -                 $       6,695
   Forgiveness of subordinated note payable                               $            -                 $         100


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

Unaudited Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by GlobeSpan and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange
Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Certain reclassifications have been made to conform prior year financial statements to the current year presentation. For further information, refer to the financial statements and notes thereto included in GlobeSpan's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

     As of September 30, 2000 and 1999, the Company had outstanding options and warrants to purchase an aggregate of 16,455,725 and 6,934,152 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

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

Concentration of Risk and Customer Information

     Three customers accounted for 31.0%, 18.0% and 15.7% of net revenues in the three months ended September 30, 2000. For the three months ended September 30, 1999, three customers accounted for 48.9%, 9.3% and 4.9% of net revenues, respectively. For the nine months ended September 30, 2000, three customers accounted for 30.1%, 18.7% and 10.9% of net revenues, respectively. For the nine months ended September 30, 1999, three customers accounted for 46.1%, 7.7% and 7.2% of net revenues, respectively.

     At  September  30,  2000  and  December  31,  1999,  five of the  Company's
customers   accounted   for  76.8%  and  67.1%  of  net   accounts   receivable,
respectively.

Recent Accounting Pronouncements

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), as amended in June 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 during the fourth quarter of 2000. The adoption will not have a significant effect on our consolidated results of operations or financial position.

     In June 1998, FASB issued FAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS No. 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 2000, as amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," issued in June 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's consolidated results of operations or financial position.

2.   Acquisitions

     On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The acquisition was accounted for as a purchase transaction. The Company acquired such Ficon shares for $5 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the company's common stock. A portion of these shares may be issued in the future based upon the continued employment of certain Ficon shareholders and the completion of development milestones mutually agreed to by the parties.

     On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The terms of the Note gave the Company the option to redeem the Note, in cash, within the first six months after its issue, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Company redeemed the Note for a cash payment of $90.0 million during the three month period ended September 30, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. In connection with the repayment of the Note, the Company recognized the redemption of the beneficial conversion feature, previously recorded, for $47.3 million and a gain on the associated redemption of $43.4 million during the third quarter of 2000. The beneficial conversion feature was recorded upon issuance of the Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as interest expense non-cash over the period the beneficial conversion feature was first available. For the three and nine month periods ended September 30, 2000 $10.4 million and $43.4 million were recorded as interest expense non-cash, respectively.

     On April 27, 2000, we acquired all the issued and outstanding shares of T.sqware, Inc. ("T.sqware"), a provider of fully programmable scalable network processors supporting high speed data communications. The transaction was accounted for as a purchase transaction. We paid for these shares by issuing 2,022,182 shares of our own common stock and assuming the outstanding T.sqware options for the equivalent of 177,569 options to purchase our common stock.

     On June 30, 2000, we acquired all of the issued and outstanding shares of iCompression, Inc., ("iCompression"), a supplier of advanced signal processing technology for delivering voice, video and data for the broadband infrastructure in applications such as broadband video conferencing. The transaction was accounted for as a purchase transaction. We paid for these shares by issuing 3,470,152 shares of our common stock and assuming the outstanding iCompression options for the equivalent of 529,727 options to purchase our common stock.

     On September 21, 2000, we acquired all of the issued and outstanding shares of ATecoM Inc., ("ATecoM"), a provider of technology which allows for the transmission of video over ATM ("asynchronous transfer mode") networks. The transaction was accounted for as a purchase transaction. We paid for these shares by issuing 42,668 shares of our own common stock and assuming the outstanding ATecoM options for the equivalent of 8,446 options to purchase our common stock.

     The following is a summary of all consideration paid for the acquisitions of Ficon, PairGain, T.sqware, iCompression, and ATecoM during the nine months ended September 30, 2000:

       Fair value of common stock issued                          $686,468
       Subordinated redeemable convertible note issued              90,000
       Cash paid                                                     8,231
       Transaction costs                                             6,687
                                                                  --------
       Total purchase price                                       $791,386
                                                                  ========

     The assets and liabilities of the acquired entities were recorded at their appraised fair market value at the dates of acquisition. The allocations were as follows:

       Cash and short term investments                            $ 36,364
       Accounts receivable                                           1,022
       Prepaid and other assets                                      2,297
       Property and equipment                                        4,441
       Goodwill and intangibles                                    733,452
                                                                  --------
                                                                   777,576

       In process research and development                          44,854
       Liabilities assumed                                         (31,044)
                                                                  --------
       Total purchase price                                       $791,386
                                                                  ========

     All of the acquisitions have been included in the Company's results of operations from their effective dates. The excess of purchase price over the fair value of net assets acquired, reflected as intangible assets, is being amortized on a straight-line basis over periods ranging from two to four years.

     The amount allocated to in process research and development ("IPR&D") of $44.9 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the project at the time of the acquisition:

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

     Some of the shares of common stock issued to the principals of Ficon are subject to forfeiture if their employment ceases with the Company, and are recorded as deferred stock compensation. The deferred stock compensation recorded was $28.8 million, which reflects the estimated fair value of common stock issued. This amount is being amortized over the three year vesting period on a straight line basis.

     The Company also granted stock options to employees, including those of other acquired entities, at various discounts to fair market value as part of its long-term employee retention strategy and has recorded additional deferred stock compensation associated with such option grants amounting to $60.8 million, during the nine months ended September 30, 2000. These amounts are being amortized over vesting periods ranging from six months to four years on a straight line basis.

     The following unaudited pro forma information represents a summary of the results of operations as if the Ficon, Pairgain, T.sqware, iCompression, and ATecoM acquisitions occurred on January 1, 1999.

                                              For the nine months ended
                                         September 30, 2000 September 30, 1999
                                         -------------------------------------
       Revenue                              $ 221,162             $  40,162
                                            =========             =========
       Net loss                             $(197,939)            $(208,695)
                                            =========             =========
       Net loss per common share            $   (2.95)            $   (3.94)
                                            =========             =========

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1999. The $44.9 million of IPR&D are included in all periods presented.

3.   Supplemental Cash Flow Data:

     The Company acquired cash of approximately $31.9 million in connection with the acquisitions of T.sqware and iCompression completed during the second quarter of 2000 and used cash of approximately $12.9 million in connection with the purchases of Ficon, certain technology and employees of PairGain and ATecoM completed during the first quarter and third quarters of 2000, resulting in net cash received from acquisitions of approximately $19.0 million during the nine month period ended September 30, 2000 as follows:

      Purchase price                                         $ 791,386
      Common stock issued                                     (686,468)
      Subordinated redeemable
         convertible note payable                              (90,000)
      Accrued transaction costs                                 (2,017)
                                                             ---------
      Cash paid                                              $  12,901
      Less: cash acquired                                      (31,876)
                                                             ---------
       Net cash received from
         acquisition of businesses                           $ (18,975)
                                                             =========

4.   Related Party Transactions

     In March 1999, the Company and Paradyne Corporation agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne an aggregate of $1.5 million, less the amounts previously paid of approximately $0.4 million (or approximately $1.1 million) to terminate the July discount pricing arrangement with Paradyne Corporation. Such payment was made in July 1999 and was charged to cost of sales during the three months ended March 31, 1999. In addition, GlobeSpan and Paradyne Corporation as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and Paradyne Corporation also entered into a four-year Supply Agreement which gave Paradyne Corporation preferential pricing and other terms in connection with the sale by GlobeSpan of products to Paradyne Corporation. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor Paradyne Corporation's orders for GlobeSpan's products in quantities at least consistent with Paradyne Corporation's past ordering practices and must afford Paradyne Corporation at least the same priority for Paradyne Corporation's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted Paradyne Corporation a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of Paradyne Corporation's products which incorporate GlobeSpan's products. Net revenues for the three months ended September 30, 1999 were $1.6 million. Net revenues for the nine months ended September 30, 2000 and 1999 were $8.9 million and $2.7 million, respectively.

5.   Stockholders' Equity

     On August 2, 2000, we completed a follow-on public offering of 8,625,000 million shares of common stock at a price of $100.00 per share (including 1,125,000 shares sold by selling shareholders upon exercise by the underwriters of their over-allotment option). Of the 8.6 million shares of common stock, 1.4 million shares were sold by the Company, resulting in proceeds from the offering of $134.0 million, net of related expenses, and 7.2 million shares were sold by selling shareholders. The Company did not receive any of the proceeds from the sales of shares by the selling shareholders. The Company used the proceeds from this offering to repay the subordinated redeemable convertible note issued by us in connection with our acquisition of the Microelectronics Group of PairGain, and the balance is intended to be for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services and acquisitions.

6.   Income Taxes

     The Company recorded a provision for income taxes of $8.2 million for the three and nine months ended September 30, 2000. This provision is comprised of a current expense of $9.7 million, net of a deferred benefit of $1.5 million. The Company had taxable losses in previous years, for which a full valuation allowance was recorded against the tax benefits. The provision reflects an effective tax rate of 7.5% for the nine months ended September 30, 2000. The difference between the effective rate and the statutory rate of 35% relates to permanent differences resulting from IPR&D and non-deductible goodwill, and changes in the valuation allowance, net of the utilization of net operating losses. The provision for income taxes excludes current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $8.7 million during the three and nine months ended September 30, 2000.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobeSpan's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, customer implementation plans, risks of price competition among DSL chip set suppliers, risks of customer loss, risks of dependence upon third-party suppliers, risks of integrating acquisitions, risks due to rapid changes in the market for DSL chip sets, market acceptance of new products, uncertainties concerning continued the impact of competitive products, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees and general market conditions and other risk factors described herein or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobeSpan as of the date hereof and GlobeSpan assumes no obligation to update any such forward-looking statements.

     The following table presents our unaudited results as a percentage of revenues for the three and nine months ended September 30, 2000 and 1999. Our results of operations are reported as a single business segment.

                                     For the Three Months         For the Nine Months
                                     Ended September 30,          Ended September 30,
                                 --------------------------- ----------------------------
                                      2000         1999             2000        1999
                                 --------------------------- ----------------------------
Net revenues                          100.0%       100.0%          100.0%       100.0%
Cost of sales                          40.9         38.7           39.6          36.2
Cost of sales related to
termination charge                       -            -              -            3.2
                                 --------------------------- ----------------------------
   Gross profit                        59.1         61.3           60.4          60.6
                                 --------------------------- ----------------------------

Operating expenses:
   Research and development            26.5         40.7           29.0          50.7
   Selling, general and
     administrative                    13.3         25.4           14.8          29.1
   Amortization of intangible
    assets                             43.2           -            39.5            -
   Non-cash compensation expense        5.6           -             7.5            -
   In process research and
    development                          -            -            20.6            -
                                 --------------------------- ----------------------------
     Total operating expenses          88.6         66.1          111.4          79.8
                                 --------------------------- ----------------------------
Loss from operations                  (29.5)        (4.8)         (51.0)        (19.2)
Foreign exchange gain/(loss)             -            -              -             -
Interest (income) expense, net         (0.7)        (3.2)          (0.3)         (0.7)
Interest expense non-cash               9.4           -            20.0            -
                                 --------------------------- ----------------------------
Loss before income taxes and
extraordinary item                    (38.2)        (1.6)         (70.7)        (18.5)
Provision for income taxes             (7.5)          -            (3.8)           -
                                 --------------------------- ----------------------------
Loss before extraordinary item        (45.7)        (1.6)         (74.5)        (18.5)
Extraordinary gain                     39.4           -            20.0            -
                                 --------------------------- ----------------------------
Net Loss                               (6.3)%       (1.6)%        (54.5)%       (18.5)%
                                 =========================== ============================

Results of Operations for the three months ended September 30, 2000 and 1999

Net Revenues. Our net revenues were $110.3 million and $17.0 million in the three months ended September 30, 2000 and 1999, respectively. This amounts to an increase of 547.9%. This increase in net revenues was primarily due to the increase in unit volume shipments to existing customers, expansion of our customer base, introduction of new products and, to a lesser extent, net revenues from acquired businesses.

Cost of Sales and Gross  Profit.  Our gross  profit was $65.2  million and $10.4 million in the three months ended September 30, 2000 and 1999, respectively. This amount represents an increase of 524.3%. Our gross margin was 59.1% and 61.3% in the three months ended September 30, 2000 and 1999, respectively. The decrease in gross margin was related to lower average selling prices due to increased unit volume shipped. The increase in gross profit dollars was the result of higher net revenues. We expect gross margins may decrease in the future due to a number of factors, including pressures on average selling prices, product mix and customer mix.

Research and  Development.  Our research  and  development  expenses  were $29.1 million and $6.9 million in the three months ended September 30, 2000 and 1999, respectively. This amount represents an increase of 320.4%. Research and development expenses represented 26.5% and 40.7% of net revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in dollars is the result of the inclusion of acquisitions completed during the current fiscal year and an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support from acquisitions and new hiring and incurred higher amounts of engineering expenses. The decrease in research and development expense as a percentage of net revenues was due to higher net revenues. Our research and development expense may increase in the future due to planned additional increases in personnel and related support expenses, prototyping costs and depreciation resulting from increased capital investment.

Selling, General and  Administrative.  Our selling,  general and  administrative expense was $14.7 and $4.3 million for the three months ended September 30, 2000 and 1999, respectively. This amount represents an increase of 239.8%. Selling, general and administrative expense represented 13.3% and 25.4% of net revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisitions, increased commissions and administrative costs. This decrease in the percentage of selling, general and administrative expense as a percentage of net revenues was due to higher net revenues. Our selling, general and administrative expense may increase in the future due to increases in personnel, higher commissions and administrative costs.

Amortization of Intangible Assets.  During the nine month period ended September
     30, 2000, we completed several acquisitions. The increase in dollar amount and percentage of amortization expense is the result of our amortizing the intangible assets acquired.

Non-cash Compensation. During the nine month period ended September 30, 2000, we granted certain employees stock options at less than fair market value. The deferred stock recorded is being amortized over the respective vesting periods ranging from six months to four years. The increase in the dollar amount and percentage of non-cash compensation is the result of our amortizing the deferred compensation.

Interest  (Income)  Expense,  Net.  Interest  expense for the three months ended
     September 30, 2000 was $0.9 million, offset by interest income of $1.7 million, resulting in net interest income of $0.8 million. Net interest income for the three months ended September 30, 1999 was $0.6 million, which resulted from interest on cash balances. The increase in interest expense of $.9 million was primarily the result of interest on our subordinated redeemable convertible note. The increase in interest income of $1.1 million was the result of investment of excess cash balances.

Interest  Expense  Non-cash.  We  amortized  $43.4  million  of  the  beneficial conversion feature through August 9, 2000, the date we repaid the subordinated redeemable convertible note. The increase in the dollar amount and percentage of interest expense non-cash is the result of our amortization.

Provision for income taxes.  The income tax  provision of $8.2 million  recorded during the third quarter of 2000 represents a provision of 26.0%, excluding the tax effect of non-cash interest expense and the extraordinary gain related to the subordinated redeemable convertible note issued in connection with the PairGain acquisition. The effective rate is impacted by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance, net of the utilization of net operating losses.

Extraordinary  Gain.  In  connection  with  the  repayment  of the  subordinated redeemable convertible note issued by us to PairGain, the Company recognized a gain of $43.4 million on the redemption of the beneficial conversion feature.


Results of Operations for the nine months ended September 30, 2000 and 1999

Net Revenues. Our net revenues were $217.3 million and $35.1 million in the nine months ended September 30, 2000 and 1999, respectively. This amounts to an increase of 519.0%. This increase in net revenues was primarily due to the increase in unit volume shipments to existing customers, expansion of our customer base, introduction of new products and, to a lesser extent, net revenues from acquired businesses.

Cost of Sales and Gross  Profit.  Our gross profit was $131.4  million and $21.3 million in the nine months ended September 30, 2000 and 1999, respectively. This amount represents an increase of 517.6%. Our gross margin was 60.4% and 60.6% in the nine months ended September 30, 2000 and 1999, respectively. The slight decrease in gross margin was related to lower average selling prices due to increased unit volume shipped, offset by a one-time termination charge related to the termination of a royalty agreement with Paradyne Corporation in the nine months ended September 30, 1999. Without this termination charge, our gross margins would have decreased from 63.8% to 60.4%. The increase in gross profit dollars was the result of higher net revenues. We expect gross margins may decrease in the future due to a number of factors, including pressures on average selling prices, product mix and customer mix.

Research and Development. Our research and development expenses were $63.2 million and $17.8 million in the nine months ended September 30, 2000 and 1999, respectively. This amount represents an increase of 255.1%. Research and development expense represented 29.0% and 50.7% of net revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in dollars is the result of the inclusion of acquisitions completed during the nine months ended September 30, 2000 and an increase in development efforts in advance of anticipated revenues from such efforts. In addition, we added new personnel and related support from acquisitions and new hiring and incurred higher amounts of engineering expenses and one-time licensing fees related to new products. The decrease in research and development expense as a percentage of net revenues was due to higher net revenues. Our research and development expense may increase in the future due to planned additional increases in personnel and related support expenses, prototyping costs and depreciation resulting from increased capital investment.

Selling, General and  Administrative.  Our selling,  general and  administrative expense was $32.1 and $10.2 million for the nine months ended September 30, 2000 and 1999, respectively. This amount represents an increase of 214.3%. Selling, general and administrative expense represented 14.8% and 29.1% of net revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisitions, increased commissions and administrative costs. The decrease in the percentage of selling, general and administrative expense as a percentage of net revenues was due to higher net revenues. Our selling, general and administrative expense may increase in the future due to increases in personnel, higher commissions and administrative costs.

Amortization of Intangible Assets.  During the nine month period ended September
     30, 2000, we completed several acquisitions. The increase in dollar amount and percentage of amortization expense is the result of our amortizing the intangible assets acquired.

Non-cash Compensation. During the nine months ended September 30, 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation and we granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from six months to four years. The increase in the dollar amount and percentage in non-cash compensation is the result of our amortizing the deferred stock compensation.

In-Process Research and Development.  During the nine months ended September 30,
     2000, our acquisitions of Ficon Technologies, Inc., T.sqware, Inc. and iCompression, Inc., each had development projects not yet complete. The amounts allocated to in-process research and development ("IPR&D")of $44.9 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no future alternative use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the present value of forecasted cash flows and income that were expected from the projects, the status of the projects, completion costs, project risks, the value of the core technology, and the stage of completion of each project. In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of the projects. The determination of IPR&D was based on efforts completed as of the date the respective entities were acquired.

Interest  (Income)  Expense,  Net.  Interest  expense for the nine months  ended
     September 30, 2000 was $2.6 million offset by interest income of $3.3 million resulting in net interest income of $0.7 million. Net interest income for the nine months ended September 30, 1999 was $0.3 million, which resulted from interest income of $0.7 million, offset by interest expense of $0.4 million. The increase in interest expense was primarily the result of interest on our subordinated redeemable convertible note. The increase in interest income was the result of investment of excess cash balances.

Interest Expense Non-cash. We amortized $43.4 million of the beneficial conversion feature through August 9, 2000, the date we repaid the subordinated redeemable convertible note. The increase in the dollar amount and percentage of interest expense, non-cash is the result of our amortization.

Provision for income taxes. The income tax provision of $8.2 million recognized during the third quarter of 2000, represents a provision of 7.5% of the loss after extraordinary gain, and reflects the Company's anticipated effective tax rate for the nine months ended September 30, 2000. The effective rate is impacted by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance, net of the utilization of net operating losses.

Extraordinary  Gain.  In  connection  with  the  repayment  of the  subordinated redeemable convertible note issued by us to PairGain, the Company recognized a gain of $43.4 million on the redemption of the beneficial conversion feature.


Liquidity and Capital Resources

     As of September 30, 2000, we had working capital of approximately $123.8 million, $91.6 million in cash and cash equivalents and $10.1 million in short-term marketable securities.

     Net cash provided by operating activities was $5.0 million in the nine months ended September 30, 2000, compared to net cash used in operating activities of $6.1 million in the nine months ended September 30, 1999. The increase was primarily due to higher revenues during the nine months ended September 30, 2000 compared to the nine month period ended September 30, 1999.

     Investing activities, which primarily consisted of net cash received from the acquisition of businesses of $19.0 million, amounted to $14.9 million during the nine months ended September 30, 2000. Purchases of property and equipment and marketable securities of $12.1 and $7.4 million, respectively, were partially offset by proceeds from the maturities of marketable securities and the sale of an intangible asset of $14.9 million and $.5 million, respectively, during the nine months ended September 30, 2000.

     Cash flows provided by financing activities of $46.9 million during the nine months ended September 30, 2000 primarily consisted of proceeds from a follow-on public offering and other proceeds from the issuances of common stock of $136.8 million, offset by a $90.0 million repayment of a subordinated redeemable convertible note issued by us in connection with our acquisition of the Microelectronics Group of PairGain.

     We believe that our sources of capital, including internally generated funds and the net proceeds from our follow-on public offering, after the repayment of the subordinated redeemable convertible note, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses and products and technologies that are complimentary to ours.
Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we can not raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results or financial condition.

Although We Experienced No Significant Year 2000 Disruptions We Will Continue to Monitor Developments

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. In late 1999, we completed our Year 2000 compliance project. As a result of our efforts, we experienced no significant disruptions related to Year 2000. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of suppliers. The incremental costs related to the Year 2000 project were not material to the our results of operations, financial position or cash flows. We have not experienced any significant issues and will continue to monitor throughout Year 2000 our critical computer applications, and those of our suppliers, to ensure that any Year 2000 matters that may arise are addressed promptly.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of September 30, 2000, substantially all of our investments were in money market funds, certificates of deposits, or high quality commercial paper.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On September 21, 2000, the Company issued 42,668 shares of its Common Stock in exchange for all of the issued and outstanding shares of ATecoM. The issuance was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

    Exhibit
      No.                                     Description

     27.1                                     Financial Data Schedule

     (b)  Reports on Form 8-K.

     The Company filed two reports on Form 8-K during the quarter ended September 30, 2000. Information regarding the items reported is as follows:

     Date                     Item Reported On
     -----------------        --------------------------------------------------
     July 14, 2000            Financial Statements of iCompression and T.Sqware.
     July 31, 2000            Second quarter results.

                                 GLOBESPAN, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLOBESPAN, INC.


Date: November 13, 2000       By:   /s/ Robert McMullan
                                    ----------------------------------
                                    Robert McMullan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit
      No.                                                Description

     27.1                                                Financial Data Schedule