Form 10-K
period 2000-12-31
GLOBESPAN INC/DE
filed 2001-03-30
CIK 1081197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

X    ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
-    ACT OF 1934

                   For the fiscal year ended December 31, 2000


                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
-    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission file number 000-26401

                             ----------------------

                                 GLOBESPAN, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                             75-2658218
                (State or other jurisdiction of                (IRS Employer
                incorporation or organization)            Identification Number)

            100 Schulz Drive, Red Bank, New Jersey                 07701
           (Address of principal executive offices)             (Zip Code)


                                 (732) 345-7500
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No - -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X -

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $1,109,688,000. As of February 28, 2001, 73,276,184 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K report where indicated.

                                 GLOBESPAN, INC.

                                    FORM 10-K

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

Item                                                                    Page No.
----                                                                    --------
                                     PART I

1.  Business...............................................................    1
2.  Properties.............................................................   26
3.  Legal Proceedings......................................................   26
4.  Submission of Matters to a Vote of Security Holders....................   26

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters..   27
6.  Selected Financial Data................................................   27
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................   29
7A. Quantitative and Qualitative Disclosures About Market Risk.............   35
8.  Financial Statements and Supplementary Data............................   35
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure...................................................   35

                                    PART III

10. Directors and Executive Officers of the Registrant.....................   35
11. Executive Compensation.................................................   35
12. Security Ownership of Certain Beneficial Owners and Management.........   35
13. Certain Relationships and Related Transactions.........................   35

                                     PART IV

14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K........   36
    Signatures.............................................................   58

                                     PART I

ITEM 1. BUSINESS

GENERAL

     GlobeSpan, Inc. is a leading provider of advanced integrated circuits that enable broadband digital communications to homes and business enterprises. We design, develop and supply these integrated semiconductor chips, or chip sets, for use in digital subscriber line, or DSL networks, which utilize the existing network of copper telephone wires known as the local loop for the high-speed transmission of data.

     Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking among branch offices. These transmission applications are expanding to include voice and video transmissions over the same copper wire. We sell our integrated circuits to equipment manufacturers for incorporation into products that are sold to telecommunications service providers and end-users worldwide.

     In an effort to provide system-level products to our customers, we have developed chip set solutions that integrate the functionality of multiple discrete components, memory, microprocessors and software onto a single chip known as "System-On-Chip" solutions. These system-level products allow our customers to reduce the time it takes for their products to reach the market and to focus their resources on adding features and functions to differentiate their product offerings from those of their competitors. Our recent acquisitions provide us with additional design and product development resources and expertise. We are utilizing these skills and resources to add greater networking functionality to our chip sets and to capture more of the system functions used in DSL system solutions in our products.

     We have shipped our chip set solutions to a broad base of leading communications equipment manufacturers, including Alcatel, Cisco Systems, Intel Corporation, Lucent Technologies, NEC Corporation, Nokia Corporation and Nortel Networks, among others.

INDUSTRY OVERVIEW

THE LAST MILE IS THE BOTTLENECK TO HIGH-SPEED NETWORK ACCESS

     In recent years, consumers and businesses have become increasingly dependent on instantaneous communications to others and access to multimedia information worldwide. This trend has resulted in a 447% increase in the installed base of DSL subscribers worldwide between 1999 and 2000 according to estimates from International Data Corporation. The demand is driven by both the increasing amounts of desirable information and entertainment content easily accessed through the Internet and expanded service offerings such as Internet Web sites, business-to-business electronic commerce, high quality video communication and lower cost telephone services. Consumers are increasingly demanding broadband service in their homes in order to quickly transmit large amounts of data such as highly graphical Web-sites and audio and video content. Small-businesses, self-employed individuals and corporate telecommuters are also demanding the same access speeds from their home offices as they would experience at corporate offices.

     Continual improvement in the performance and affordability of products used to connect to these networks such as set-top boxes, personal computers and Integrated Access Devices, or IADs, has placed severe bandwidth stress on the networks. Network wide area service providers that provide the main transmission channels, or backbone, connecting network nodes (telephone company central offices) have continually upgraded the transmission capacity of their network infrastructure to meet the demand for high-speed data transmission. While the network backbone is now capable of delivering data at very high speeds, an access bottleneck continues to exist in the network connection between the service providers' central offices and the end-users' homes and businesses, commonly referred to as the "last mile". Copper wire telephone lines comprising the "local loop" and cable TV systems, which have been used to make this last mile connection, have not been able to provide the data transmission capacity to keep pace with the growing bandwidth demand. This communications bottleneck has created difficult challenges for network service providers and equipment manufacturers to deliver new solutions that overcome the last mile bandwidth limitations.

COMPETITION TO DELIVER HIGH-SPEED NETWORK ACCESS

     The evolving development of the Internet and virtual private networks, which use the Internet backbone, allow unprecedented communication capabilities to nearly any location in the world. However, to realize the full potential of the Internet broadband backbone, service providers and equipment manufacturers must offer practical solutions to overcome the bandwidth bottleneck of the last mile connection. Legacy network access services offered by telephone companies, such as T1 or E1 lines, provide broadband access speeds but are too costly for the average consumer. Legacy dial-up modems are very affordable for the consumer or telecommuter, but the maximum data rate of 56 kilobits per second, or Kbps, can frustrate users and impede productivity.

     Until recently, traditional regional telephone companies were the exclusive operators of the local loop. These companies are now being forced by governments and enforcement agencies to open portions of their network to competing providers. These deregulation initiatives have created opportunities for competing service providers and equipment manufacturers to develop and deploy competitive solutions to overcome the bandwidth limitations in the last mile connection. In addition, other service providers, including cable, wireless and direct broadcast satellite companies, are providing high-speed data transmission services in the last mile outside of the existing telephone network. Cable services are deployed over the cable television infrastructure at transmission rates of up to 40 megabits per second, or Mbps. Cable competes effectively with other high-speed data transmission technologies, particularly in the residential market, because it enables fast data transmission speeds at comparatively low cost and uses the existing infrastructure of coaxial cable. Wireless and direct broadcast satellite systems transmit digital data without terrestrial lines at speeds of more than 10 Mbps. Many of these services are at an early stage of development, but they are expected to provide cost-effective high-speed data transmission. In addition, some telecommunications service providers are delivering high-speed data transmission services to large businesses in major metropolitan areas over locally installed fiber networks. These systems use fiber optic cable and very high frequency laser light transmission technology to provide the last mile connection. Fiber optic systems offer highly reliable transmission data rates that exceed 1 gigabit per second. Although local fiber networks have not generally been cost effective to deploy for small business and home users, fiber networks will compete effectively in the market for high-speed data transmission services, particularly for large businesses. As the volume of data traffic increases, high-speed data transmission services have become a key competitive service offering for these providers.

     Equipment manufacturers have made great strides to develop interoperable DSL modems that meet American National Standards Institute, or ANSI, and International Telecommunications Union, or ITU, standards for high-speed digital transmission over copper wire telephone lines. Deregulation of communication networks has allowed competitive local exchange carriers, or CLECs, to gain access to the telephone companies' local loop lines, which they are currently using to provide high-speed data, voice and video services. The telephone companies recognize that the satellite, wireless, fiber, cable and CLEC service providers are serious threats to win consumer and business customers that have traditionally been served by them. To protect the business relationship with their existing customers and preserve the opportunity to increase revenue from additional services (such as Internet access and additional voice services), telephone companies are committing significant capital and resources to rapidly deploy DSL equipment.

DSL TECHNOLOGY ENABLES HIGH-SPEED DATA TRANSMISSION OVER COPPER TELEPHONE WIRE

     DSL technology has several important advantages over other high-speed technologies, including:

          DEDICATED BANDWIDTH. DSL is a point-to-point technology that connects the end user to the service provider's central office over a copper telephone wire. Because DSL connections are dedicated to one user, DSL does not suffer from service degradation as other users are added in the neighborhood, and allows a higher level of security. Some alternative high-speed data transmission solutions, such as cable and wireless, are shared systems, which may suffer performance degradation and increase the risk of security breaches as additional users are added.

          LOW COST INFRASTRUCTURE. Because DSL uses the existing local loop copper telephone line that is used for standard telephone voice service, DSL can be significantly less expensive to deploy to businesses and homes than other high-speed data transmission technologies that require new or upgraded infrastructure.

          USER INSTALLED. DSL equipment can readily be installed by the end user without requiring on-site support from the service provider, a critical cost saving factor for the customer and the service provider over other last mile technology solutions.

          BROAD COVERAGE. Since virtually all businesses and homes worldwide have installed copper telephone wire connections for standard telephone service, DSL access services can be made immediately available using the same copper wire for a large percentage of potential end users.

     DSL technology uses sophisticated digital signal processing techniques to achieve high-speed data transmission over copper telephone wires. DSL technology addresses different high-speed data transmission service requirements resulting in several configuration options. Transmission rates of DSL modems range from 256 Kbps up to 50 Mbps, depending upon the length and transmission characteristics of the copper wire as well as the capabilities of the DSL equipment. For each of these configuration options, a DSL chip set is needed on each end of the copper telephone wire for every end-user. Symmetric transmission technologies, such as high bit-rate DSL, or HDSL, and symmetric high bit-rate DSL, or SHDSL, provide equal data transmission rates in both directions between the service provider's central office and the end-user. These configurations are therefore most ideally suited for business applications and networking between branch offices. Symmetric technologies transmit signal power in the frequency band from 0 hertz to 80 kilohertz or higher. Since standard analog voice telephone service signals use the frequency range from 0 hertz to 4 kilohertz, the DSL and voice signals would interfere with each other, making it impractical to provide both analog telephone service and symmetric DSL service over the same copper telephone wire. Asymmetric transmission technologies, such as asymmetric DSL, or ADSL, provide greater downstream transmission rates from a central office to the end user than upstream transmission from the end user. Applications most efficiently served by asymmetric technologies include Internet access and telecommuting where data traffic flows primarily downstream. Since ADSL transmits its signal power in a higher frequency band on the copper wire than the 4 kilohertz frequency band used for standard analog voice service, ADSL access and voice service can be used simultaneously without interference between the two on the same copper telephone wire. The option to offer multiple services to the customer on an existing local loop connection provides a competitive advantage for the service provider.

     In a typical deployment of DSL service, DSL equipment is connected to a personal computer in a residence or to a router in a business where multiple personal computers may be connected. The end user is connected to the service providers' central office over a copper telephone wire that is terminated at the central office by a digital subscriber line access multiplexer, or DSLAM, unit that provides the DSL connections for hundreds of users. Copper telephone wire is broadly deployed to most home and business locations worldwide, with over 800 million lines installed worldwide according to the estimates by the International Telecommunications Union. This minimizes the requirement for additional capital investment to install transmission infrastructure in comparison to other broadband deployment alternative and has positioned the copper telephone wire network as an economic and immediately available means for mass deployment of broadband data, voice and video services.

CHALLENGES TO DSL SERVICE PROVIDERS

     DSL services are in the initial ramp-up phases of worldwide deployment. To continue to be a compelling alternative to other data transmission services, DSL services must:

     o Meet data transmission rate requirements to satisfy end user bandwidth needs;

     o Meet central office DSLAM equipment constraints for size, power, performance and reliability;

     o Meet customer premises equipment constraints for feature sets and ease of installation and use;

     o Possess value-added functionality for the high-speed transmission of data, voice and video;

     o    Reach a large potential end user base;

     o    Provide low equipment, installation and maintenance costs; and

     o    Be tested and proven through field deployment.

CHALLENGES TO DSL EQUIPMENT MANUFACTURERS

     International Data Corporation estimates that the worldwide number of DSL subscribers will expand rapidly from approximately 4.5 million in 2000 to 66.4 million in 2004. The projected growth of these services will require innovative broadband products and services to be introduced into the market at attractive prices. To take advantage of this opportunity, DSL equipment manufacturers must design next generation products that overcome the challenges presented by the stringent and varying feature, function, performance and cost demands of the service providers. Equipment manufactures must meet challenges in each of the following areas:

     o STANDARDS COMPLIANCE AND INTEROPERABILITY. Equipment manufacturers must ensure that their products are compatible with industry standards and interoperate with DSLAM and customer premises equipment made by other manufacturers;

     o PROGRAMMABILITY AND UPGRADABILITY. Evolving industry standards and continuous improvements in DSL performance and function have challenged equipment manufacturers to develop flexible solutions that can be enhanced or reconfigured without replacement of the equipment;

     o    POWER  CONSTRAINTS.  Low  power  consumption  is  critical  for the
          addition  of  equipment  within  existing  communication   facilities.
          Equipment manufactures must design DSLAMs that use minimum power dissipation to operate within the service provider's specification;

     o SIZE CONSTRAINTS. DSL systems must physically fit within the local telephone company's existing infrastructure. This has challenged equipment manufactures to develop DSLAMs that support hundreds of DSL local loop lines in the smallest amount of physical space;

     o INTEGRATION. Equipment manufacturers must integrate the maximum possible system functions into a product to minimize both system management costs and the number of different components required to implement the system solution;

     o    PRODUCT  CAPABILITIES.  Equipment  manufacturers must design products
          that  provide  both   symmetric  and   asymmetric   DSL  solutions  to
          efficiently offer a broad range of services to business and consumer customers;

     o    PRODUCT  COSTS  AND  USE.   Equipment   manufacturers  must  provide
          cost-effective products for homes and businesses that can be easily installed and operated by non-technical users; and

     o PRODUCT PERFORMANCE. Equipment manufacturers must create solutions that overcome the real-world impairments of the local loop, such as line noise, to reach as many customers as possible at the greatest speeds.

THE OPPORTUNITY FOR DEVELOPERS OF INTEGRATED CIRCUITS

     In order to minimize time-to-market, development and product costs required by service providers, DSL equipment manufacturers are designing system product solutions around increasingly complex integrated circuits that account for a large portion of the value-added proprietary content of these systems. While equipment manufacturers have in-depth system knowledge, they often lack the core technology expertise in signal processing, signal conversion, communications algorithms and communication protocols that are required to develop these integrated circuits. In addition, these solutions must overcome real-world impairments of the local loop, such as line noise, which could otherwise degrade transmission performance. As a result of these factors, DSL equipment manufacturers are turning to integrated circuit developers to bring high-performance, cost-effective solutions to market that include multiple system functions. Successful solutions must offer field-proven technology, high-performance, high levels of system integration, low power consumption, flexibility to enhance features and performance, rapid time-to-market and competitive total system cost.

     We believe that equipment manufacturers can best meet these performance, size and cost demands by designing their system-level products with System-On-Chip integrated circuit solutions that incorporate multiple system functions into a single integrated circuit package. By using highly integrated System-On-Chip solutions, equipment manufacturers can utilize their engineering resources to design additional features and functions into their products and minimize their time to market.

THE GLOBESPAN SOLUTION

     We are a leading worldwide provider of DSL highly integrated circuits, software and system designs that enable high-speed data transmission over the local loop. We sell our integrated circuits to equipment manufacturers for incorporation into products that are sold to telecommunications service providers and end-users. We believe that we provide our customers with significant value created by our leading System-On-Chip integrated circuits, our heritage in the DSL market, our understanding of equipment manufacturers, service provider and end-user needs, and our strong sales and support organizations. Our programmable products are designed to comply with industry standards, achieve interoperability with products made by other integrated circuit providers, maximize the speed and reach of DSL systems, and provide cost-effective solutions that are easily installed and operated by non-technical users. Key elements of our solution include:

          BREADTH OF CAPABILITIES. Between December 31, 1997 and December 31, 2000, we increased our employee base from 93 to 776, of which approximately 617 are involved in product development and customer support. With this increase, we have broadened our core competencies and resources with the capability to introduce new chip set products targeted to capture more of the system functions used in DSL system solutions.

          LONG HISTORY OF DSL EXPERIENCE. We have built on seven years of field experience in implementing DSL technology to successfully bring proven DSL chip set solutions to market. Our core engineering team includes several individuals who were early developers of DSL technology at AT&T Bell Labs.

          BROAD SUITE OF DSL SYSTEM SOLUTION CHIP SETS. We offer a broad suite of DSL system solution chip sets, including ADSL, HDSL, HDSL2, SDSL, and SHDSL chip sets, as well as multi-mode asymmetric and symmetric operation and chip sets in other technologies complimentary to our DSL chip sets including voice compression, echo cancellation, video compression and application specific network processing chips.

          ADVANCED SYSTEM-LEVEL EXPERTISE. Our system-level expertise enables us to offer multiple system functions that can be most cost-effectively incorporated into complete System-On-Chip solutions that contribute to optimizing the performance, cost, and time to market of system products used to deliver DSL network services. We provide comprehensive step-by-step reference design guides that enable our customers to rapidly bring innovative DSL system products to market.

          COMPLETE SYSTEM-ON-CHIP. Our System-On-Chip solutions integrate the functionality of multiple discrete components, memory and microprocessors that provide DSL transmission, framing, communication protocol handling, voice processing and multiple data interfaces onto a single chip. Our System-On-Chip solutions for DSLAM products offer asymmetric or symmetric DSL functions to support multiple local loop lines in a single chip, which enables our DSLAM equipment manufacturers to design products to meet the size and power constraints requirements of the service providers. Our System-On-Chip solutions for home and business DSL products offer asymmetric or symmetric DSL functions with universal serial bus, or USB, peripheral component interconnect, or PCI, or Ethernet data interfaces on a single chip with application software, which enables our customers to design products to meet the easy to install and use requirements of the end user.

          HIGH-PERFORMANCE. Our chip sets are capable of performing billions of operations per second. We believe the high-performance capability of our chip sets enables us to deliver one of the industry's longest loop reach per data transmission rates which allows telecommunications service providers to offer services to a larger customer base.

          SOFTWARE FLEXIBILITY. Our chip sets are highly programmable. Our customers are able to enhance or reconfigure their products through downloads of our software rather than through costly replacement or modification of their installed DSL system products. This flexibility enables telecommunications service providers to optimize performance and keep pace with changing industry requirements, including features and standards compliance. It also allows us to deliver a common chip set platform that operates in many different modes through software control.

          COMPETITIVE TOTAL SYSTEM COST. The high levels of integration in our System-On-Chip solutions lead to low power consumption and density advantages, thereby maximizing the number of local loop lines that can be incorporated into a single broadband DSLAM system product. Higher system density enables service providers to connect a larger number of end users with their central office DSLAM equipment thereby reducing total cost per end user. The high level of integration in our System-On-Chip solutions used in home and business products offer multiple system functions in a single chip, thereby minimizing equipment manufacturers' materials cost and the manufacturing time required to produce the product.

          STRONG TECHNICAL SUPPORT. We provide superior technical support throughout the design and test process to minimize our customers' costs and time to get their product to market. We also provide comprehensive support after our customers' products are installed in networks to ensure that our customers' products perform optimally in real world environments.

          STANDARDS COMPLIANCE AND INTEROPERABILITY. We actively participate in the formulation of industry standards, which enables us to monitor industry trends and refine our product development efforts to bring standards-compliant solutions to market. We also actively participate in interoperability testing to make sure that our products are compatible with products being offered by other companies.

     We believe these attributes make us a preferred design partner and supplier of integrated circuits for DSL network system products.

STRATEGY

     Our objective is to be the leading provider of integrated circuits, software and system designs for the DSL market and other complementary high-growth broadband communications markets. To achieve this objective, we are pursuing the following strategies:

     EXPAND OUR RESOURCES AND CAPABILITIES. Our strategy is to significantly grow our position as one of the largest organizations dedicated to DSL system solutions and to build on and expand our core competencies and capabilities to support our growing customer base and the accelerating pace of DSL deployment. We view strategic acquisitions as an important element in the expansion of our resources and capabilities for DSL and complementary communication technologies.

     MAXIMIZE DESIGN WIN MARKET SHARE. Our strategy is to maximize the number of design wins with both new and existing customers. A design win represents a customer's initial commitment to develop a product incorporating our chip sets. We believe design wins are strategically important because once a customer has designed our chip sets into its product, that customer is more likely to continue to choose our solutions for additional products. Furthermore, achieving the broadest number of design wins creates an opportunity to capitalize on the success of any one of our customers' products. We maximize our ability to compete for design wins by using our extensive sales representative organization to access the greatest number of customers and further penetrate our existing customer base.

     TARGET ALL APPLICATIONS WITHIN THE DSL MARKET. Our strategy is to provide the necessary technologies to enable all applications within the DSL market. We are currently shipping chip sets based upon ADSL, HDSL, HDSL2, SDSL and SHDSL technologies. Our chip sets are used in both central office and home and business locations to enable high-speed data, voice and video applications such as Internet access, voice and video over DSL, telecommuting and networking among branch offices. We have introduced multi-mode asymmetric and symmetric chip sets that interoperate with all applicable coding techniques, or line codes, and we will continue to monitor industry trends and refine our product development efforts to target emerging DSL data, voice and video applications.

     STRENGTHEN AND BROADEN TECHNOLOGY LEADERSHIP. Our strategy is to continue to build upon our strong technology core competencies to maintain our position as a technology leader in the DSL market and utilize our core competencies to expand our integrated circuit solutions for products complimentary to our DSL technology. We are currently investing substantial development resources in system-level knowledge, communications algorithms, signal processing and signal conversion, voice compression, echo cancellation, video compression algorithms, application specific network processing, and communication protocols. We are devoting resources to enhance our high-performance algorithms and to increase system integration by embedding more system functions on a single integrated circuit. We invest significant resources in research and development and product support and will continue to work closely with our customers to develop new and enhanced solutions that address next-generation DSL network market opportunities.

     LEVERAGE ADVANCED SYSTEM-LEVEL EXPERTISE. Our strategy is to leverage our advanced system-level expertise to develop and market chip sets that can be cost-effectively and rapidly incorporated into complete DSL network system solutions designed and manufactured by our customers. This strategy is intended to enable our customers to optimize time-to-market, performance and system cost. By working closely with our customers throughout the design and deployment process, we gain valuable insights and are often able to anticipate their needs and incorporate value-added functionality onto our chip sets. We gain additional insights by continually testing our solutions against real-world models of DSL networks to verify their performance in harsh and unpredictable deployment environments. We have also used our system-level expertise to create state-of-the-art system test facilities to verify the performance and operation of new chip sets. We have invested significant resources in automating our test facility to maximize the efficiency and reliability of our tests. We will continue to make our test facility readily available to our customers to verify the performance of their DSL network system products. Furthermore, we will continue to provide comprehensive reference design guides that enable our customers to apply our system-level expertise to their products.

     DRIVE INDUSTRY STANDARDS. We actively participate in the formulation of industry standards for high-speed data transmission markets. We believe such participation accelerates and expands the development of markets for our products and provides valuable insights and relationships, which assist us in directing our product development efforts to target emerging market opportunities.

TECHNOLOGY CORE COMPETENCY

     We believe that our technology expertise encompassing the entire DSL network system solution design process, from the development of custom integrated circuits and software to their integration into a system solution, is our key competitive advantage. To address the technology challenges of DSL transmission, voice and video compression, voice and video transmission and network processing, we have developed and will continue to build upon our primary technology core competencies, including system-level knowledge, communications algorithms, voice processing and echo cancellation algorithms, video processing algorithms, digital signal processing, signal conversion, Asynchronous Transfer Mode protocol, or ATM, and Internet Protocol, or IP.

     SYSTEM-LEVEL KNOWLEDGE. Our DSL network system-level knowledge has been developed through years of field installation experience and working relationships with over 150 equipment manufacturer customers and through the acquisition of technology companies with system-level knowledge in voice processing, video processing, application specific network processing, and communication protocols. As a result, we understand the requirements for DSL system solutions that include ATM and IP protocols, packet and cell aggregation, switching and traffic management, voice and video transmission, voice gateways, and recognize the harsh and varying conditions of the local loop that impact reliable data transmission. The local loop environment is characterized by various impairments that impact DSL operations and make reliable high-speed data, voice and video transmission difficult to achieve. These factors include bridge taps, cross-talk from adjacent wires in the same wire bundle, signal attenuation and impulse noise spikes, among others. To minimize the effects of these impairments, we will continue to incorporate our understanding of these factors into our DSL chip set designs.

     COMMUNICATIONS ALGORITHMS. A key component of our continued success is the expertise that we have developed in the areas of communications theory and algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially-conditioned analog signal suitable for transmission across copper telephone wires. At the receiving end of the copper telephone wire, our algorithms process the analog signal and transform this data into a digital form without introducing data errors. We invest significant resources to maintain our technology leadership in the development of communications system algorithms in the areas of start-up training, coding for forward error correction, line codes, echo cancellation, adaptive equalizers, digital filter design and transmission line analysis. Our broad theoretical knowledge base, coupled with our extensive DSL field experience, has enabled our technology team to generate comprehensive DSL system models utilizing computer-aided design tools. These models are used to design our complex algorithms and to determine performance and architectural requirements for our digital communications processor and analog front-end chips. The knowledge gained from these simulations, combined with the advantages of our programmable platform, enables us to optimize algorithm designs for specific DSL applications across a broad range of local loop conditions. In addition, we develop communications algorithms used specifically for data compression coding and decoding critical to the transmission of digital voice and video over copper wire telephone lines.

     DIGITAL SIGNAL PROCESSING. Digital signal processing, as it relates to DSL applications, is a means of encoding digital data for transmission over bandwidth-limited media, such as copper telephone wires, and recovering the encoded data at the receiving end. This process requires very high-speed, high-precision silicon engines to meet the performance specifications of telecommunications service providers. Digital signal processors are also used as a means to implement voice, echo, and video processing algorithms. We are a leader in the design of high-performance, low-power, silicon-efficient, digital communications processors that optimize digital signal processing for DSL, voice, echo cancellation and video applications. Our digital communications processors are based on a proprietary architecture that incorporates concurrent multi-tasking, multi-processor digital signal processing engines. Our digital communications processor architecture provides system design flexibility without the inherent power and costs normally associated with conventional, general purpose digital signal processors. The performance and flexibility of our digital communications processor enables our customers to implement multiple DSL configurations using different line codes and multiple voice and video compression levels through a simple software download.

     SIGNAL CONVERSION. Signal conversion is a component of our solution that transforms digital signals into analog signals that are suitable for transmission over copper telephone wires. Our analog front end includes a custom integrated circuit that performs the signal conversion function, as well as a combination of discrete components such as resistors, capacitors, linear amplifiers and transformers. Our analog front end provides several programmable analog functions critical to achieving high-speed and long-reach performance and is capable of operating over a wide array of signal amplitudes and frequency ranges associated with different line codes.

     ATM AND IP PROTOCOL. ATM and IP protocol are being used to build the next generation of communication infrastructure, including Voice over Packet. Our network processing platforms and software solutions are used to build a packet-based converged switching and routing network with guaranteed quality of service for voice, data and multimedia applications. These technologies represent critical components of broadband access systems and application specific network devices.

     APPLICATION SPECIFIC NETWORK PROCESSING. Network processing in DSL network systems solutions provides a means for managing data traffic flow between network core switching equipment, DSLAMs, and DSL products in homes and businesses. The network processor platforms manage the data traffic flow to each local loop and aggregates this traffic into a single high-speed data stream to core switching equipment. Our expertise and experience in developing proprietary reduced instruction set computers, or RISC, and the lower layers of the open systems interconnection, or OSI, protocol stack enable us to integrate network processing functions into our System-On-Chip integrated circuits used in DSL network system solutions. Our hardware and software architecture enables us to implement a cost-effective, programmable and scalable design to meet performance demands for a broad range of bandwidth requirements and to add product features and functions over time.

     VOICE PROCESSING ALGORITHMS. Voice processing algorithms are the processes and techniques used to convert analog voice signals into digital data that can then be compressed and formatted into data packets for transmission over digital networks. The algorithm also performs the reverse function to convert the received digital data packets to analog form, reproducing the original speech sounds and idle speech periods. Voice processing algorithms must have the capability to accurately accommodate a wide variety of speech inflections of worldwide languages and the broad frequency ranges of the male and female voice. Speech sound quality resulting from the compression and decompression process is highly dependent upon the implementation of the voice processing algorithm and the speech to digital format compression ratio. We use these algorithms with our proprietary digital signal processing technology to design voice transmission features into our chip sets for use in voice gateway and integrated access device products.

     ECHO CANCELLATION ALGORITHMS. As a result of transmission signal delays through a wide area network system, echo signals of speech are sometimes reflected back to the speaker, making it difficult to conduct a conversation. Echo cancellation algorithms are techniques and processes used to detect the signal power and time period of the echo signal, and then perform an operation to attenuate the echo so that it is not heard by the original speaker. Echo compression algorithms are complex functions that are most efficiently implemented with digital signal processing techniques. We incorporate these algorithms with our proprietary digital signal processing technology into our integrated circuit chip sets for use in network echo cancellor products.

     VIDEO PROCESSING ALGORITHMS. Video signals used to create pictures on TV sets are in analog signal formats that include both video and audio content. Video processing algorithms are the processes and techniques used to transform the analog video signal to digital data format. The algorithm performs highly complex video compression schemes that minimize the amount of digital data required to capture the video and sound content of the subject for transmission over broadband networks or for storage on CD-ROMs or hard disk drives. The algorithm also performs the reverse function to transform the compressed video and audio data back into its analog form for presentation on TV sets or personal video players. The video processing algorithm requires the use of very high-speed digital processing techniques and complex algorithms to reproduce high quality pictures and audio sounds. Our video digital signal processor is based on proprietary architecture designed to optimize video processing functions. Our video compression algorithms are designed to meet the Moving Pictures Experts Group, or MPEG, international compression standard.

PRODUCTS

     We offer a broad suite of chip set solutions for DSL, voice and video processing, and network protocol processing. Our product offerings include various combinations of digital signal processor and an analog front end chip sets, a reference design guide and software.

     Our chip sets are software programmable, enabling a broad range of data transmission rates, performance enhancements, feature upgrades and compliance with industry standards. Through our use of outside integrated circuit manufacturers, we have been producing high volumes of our current chip sets for over three years and have shipped more than 12 million chip sets. Our comprehensive, step-by-step reference design guides include schematics, bills of materials, circuit board layouts, application interface programs, debug guides and software. Our reference design guides enable equipment manufacturers to bring innovative products to market quickly and cost-effectively.

     DSL PRODUCTS

          Our chip sets and reference design guides are optimized for specific DSL applications, resulting in a variety of configuration options. Our chip sets offer alternative packaging and bus interface options, and standards-based line codes. We have designed a family of single System-On-Chip integrated circuits for use in home and business DSL products that incorporate a combination of multiple system functions. These solutions can optionally include a DSL asymmetric or symmetric modem, an application specific network processor, and Ethernet, PCI or USB data interfaces.

          HDSL. High bit rate digital subscriber line, or HDSL, is a cost-effective alternative to traditional repeated T1 and E1 data services for business applications. HDSL provides symmetric transmission over two pairs of copper telephone wires at data transmission rates of T1 (1.544
     Mbps)/ E1 (2.048 Mbps). Our HDSL chip sets use carrier amplitude phase modulation, or CAP, and two bits per quadrant, or 2B1Q, line code which incorporate a single or dual channel digital communications processor and an analog front end. Our HDSL product meets the ANSI Technical Report TR28 draft 2 and the ITU standard G.991.

          HDSL2. HDSL2 is a next generation HDSL configuration that provides symmetric transmission over one pair of copper telephone wires rather than two pairs, resulting in a more network-efficient and cost-effective solution. We currently offer HDSL2 chip sets that use pulse amplitude modulation, or PAM, line code and incorporate a single channel digital communications processor and an analog front end. Our HDSL2 chip set is designed to meet the HDSL2 standard T1.418-2000 defined in the United States by the ANSI.

          SDSL. Symmetric digital subscriber line, or SDSL, is a cost-effective chip set primarily used for business applications. SDSL provides symmetric transmission over one pair of copper telephone wires and provides data rates ranging from 128 Kbps up to E1. We currently offer SDSL chip sets that use CAP and 2B1Q line code which incorporate a single or dual channel digital communications processor and an analog front end.

          SHDSL. Symmetric high bit rate digital subscriber line, or SHDSL, is an improved performance version of SDSL used to provide cost-effective multi-rate symmetric transmission over one pair of copper telephone wires at data transmission rates ranging from 144 Kbps to 2.3 Mbps. We currently offer SHDSL chip sets that use the PAM line codes which incorporate a single or dual channel digital communications processor and an analog front end. Our SHDSL chip set is designed to meet the ITU standard G.991.2

          ADSL. Asymmetric digital subscriber line, or ADSL, is used to provide cost-effective, high-speed local loop access for Internet and other applications where data flows downstream to the end user faster than it does upstream from the end user. ADSL provides asymmetric transmission over one pair of copper telephone wires with downstream data transmission rates ranging from 90 Kbps to 12.0 Mbps and upstream data transmission rates ranging from 45 Kbps to 1.1 Mbps. ADSL allows the telephone line to be used simultaneously for voice and data transmission. We currently offer ADSL chip sets which incorporate single and multiple channel analog front end and single and multiple channel digital communications processor chip that use CAP or discrete multi-tone modulation, or DMT, line code. Our ADSL chip sets are designed to meet the ANSI standard specification T1.413 for DMT line code configuration, the ITU standard G.992.1 for 8 Mbps DMT line code configuration (commonly called G.dmt) and G.992.2 for the 1.5 Mbps DMT line code configuration (commonly called G.lite), and the ANSI technical specification TR-59 for the CAP line code.

     VOICE AND VIDEO PROCESSING PRODUCTS

          VOICE COMPRESSION AND ECHO CANCELLATION. To utilize the efficiency and reliability of digital transmission, standard telephone voice signals must be converted from an analog form to a digital form and placed into packets of digital data. This allows both voice information packets and data information packets to be efficiently transmitted over a common transmission path. When the digital voice packet reaches its destination, the reverse process of converting from digital form to analog form must take place for the listener to understand the speech. Voice compression is a technique used to reduce the number of packets required for a given amount of speech, therefore increasing the transmission efficiency of voice packets. It is also important that voice echoes created by the network from the far end destination are blocked from reaching the speaker. A technique called echo cancellation is used to detect and cancel voice echo signal reflected back to the speaker. We currently sample a voice compression and echo cancellation chip for use in voice gateways and echo cancellors that can support multiple user connections. Our voice compression feature meets the ITU standard G.711.

          VIDEO COMPRESSION AND AUDIO COMPRESSION. Until recently, video images and the accompanying audio tracks were stored and transmitted in analog format. In the 1990s, the transformation of video from analog to digital formats began. Digital video and audio provide several fundamental benefits over their analog counterparts. Unlike analog, digital content can be compressed, providing significant storage and transmission efficiencies. These compression techniques for example, allow an hour long video program, which normally would require more than 50 CD-ROMs for storage of uncompressed format, to be stored on a single CD-ROM. The advantages of the compression technology have enabled the deployment of a number of new applications in the consumer electronics, communications and computer markets, including digital video disk players, or DVDs, personal video recorders, or PVRs, and video conferencing equipment. We currently offer highly integrated digital video and audio encoder chips that are based on the MPEG international compression standard. These chips enable high-quality audio and video content to be provided cost-effectively by a range of end-user applications including DVDs, PVRs, desktop based video or audio editing and authoring solutions.

     NETWORK PROTOCOL PROCESSING PRODUCT

          APPLICATION SPECIFIC NETWORK PROCESSOR. Our application specific network processor is a programmable communication controller that combines both hardware and software technologies to provide dedicated processing of the lower layers of the OSI reference model. The application specific network processor has applications in edge routers, multi-service wide area network, or WAN, switches, broadband aggregation concentrators, DSLAMs, add/drop multiplexers and voice gateways. This product can process an array of high-level data link control layer channels on multiple T1 and T3 lines. Downloadable software modules that come bundled with the application specific processor solution can be linked together to provide a scalable offering as the designed system evolves and as new local services are adopted. We currently offer the application specific processor in a single very large scale integrated, or VLSI, chip with the capability to support 672 full-duplex 64 Kbps channels on one T3 line, or 28 multiplexed T1 links. The processor includes network software features designed to meet bit synchronous link control as required by ISO 3309 and OSI Layer 2 protocol functions.

SALES, MARKETING AND TECHNICAL SUPPORT

     Our sales and marketing strategy is to expand the breadth of our customer base by using our extensive worldwide sales representative organization, which includes relationships with approximately 34 firms with over 150 professionals. In addition, we employ 99 sales, marketing and technical support professionals. Our strategy has enabled us to spread our sales efforts across a much larger base of customers than would otherwise be possible using only a direct sales model. Furthermore, it has been our experience that once we successfully penetrate a new account, we become better positioned to secure additional design wins.

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

     We provide advanced technical support throughout the design and test process to accelerate our customers' time-to-market. We also provide comprehensive field support to ensure that our customers' products perform optimally in real world deployment environments.

CUSTOMERS

     We sell our products worldwide to over 150 companies that manufacture data communications products. Customers from which we recognized at least $20,000,000 in revenues in 2000 include Cisco Systems, Lucent Technologies, Nokia and Nortel Networks. Our chip sets are incorporated by our customers into the following products:

     o Digital subscriber line access multiplexers, or DSLAMs, which are used to terminate up to hundreds of lines in a central office and
          aggregate  them  onto  high-speed   lines  for   transmission  to  the
          communications backbone;

     o DSL network interface units, which are customer premises products that enable high-speed data transmission over the local loop;

     o DSL-compatible routers, which are used to connect one or more personal computers to the local loop; and

     o USB (standalone) and PCI (internal) network interface cards, which are used to connect a personal computer to the local loop.

     Our customers market their products to public and private telecommunications service providers. These service providers include traditional telephone companies, CLECs, Internet service providers, businesses and government entities.

     We depend on a relatively small number of customers for a large percentage of our revenues. In the years ended December 31, 2000, 1999 and 1998, our customers who individually represented at least ten percent of our net revenues accounted for 62.6%, 41.2% and 60.9%, respectively, of our total net revenues. In 2000, our top three customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 27.8%, 23.6% and 11.2% of our net revenues. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascom Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. We do not have long-term purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Many of our customers purchase our products indirectly through contract manufacturers. These third party manufacturers are typically responsible for ordering and paying for our products.

PRODUCT DEVELOPMENT AND SUPPORT

     Our core engineering team, including several individuals who were early developers of DSL technology at AT&T Bell Labs, has substantial expertise in DSL technology. Since our founding in August 1996, we have invested significant resources to expand our product development and support group. During 2000 we added approximately 420 product development and support employees, a majority of whom were added through our acquisitions. As of December 31, 2000, approximately 617 employees are engaged in product development and support. These engineers are involved in advancing our technology core competencies and our product development activities. Recently, we have been devoting a significant portion of our research and development expenditures to products incorporating new features and line codes, such as 2B1Q, DMT and PAM.

     We believe that we must continually enhance the performance and flexibility of our current products, and successfully introduce new products to maintain our leadership position. Our research and development expenditures in the years ended December 31, 2000, 1999 and 1998 were $115.4 million (including $16.8 million of non-cash compensation), $26.5 million, and $18.7 million, respectively. In 2001, we expect that our research and development expenditures will increase due to planned increases in personnel, material costs and depreciation resulting from capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

     Our manufacturing objective is to produce reliable, high-quality integrated circuits at competitive prices and to achieve on-time delivery of our products to our customers. We outsource the manufacturing of our integrated circuits which enables us to concentrate our resources on the design, development and marketing of our products where we believe we have greater competitive advantages, and to eliminate the high-cost of owning and operating a semiconductor wafer fabrication facility.

     Our long-term strategy is to qualify new foundries to provide additional manufacturing capacity and to access diverse manufacturing technologies. We have secured and intend to continue to secure multiple sources of wafer fabrication, assembly and test to reduce our dependence on any single source. There can be no assurance that we will be able to successfully qualify and implement any additional arrangements.

     We do not own or operate a semiconductor fabrication facility. Currently, we depend primarily on Lucent Microelectronics to timely deliver to us sufficient quantities of fully-assembled and tested chip sets on a turnkey basis. We have had a series of manufacturing arrangements with Lucent Microelectronics, the latest of which became effective in March 1999. Under this agreement, Lucent Microelectronics will fill our orders for our current chip sets in accordance with agreed-upon quantity, price, lead-time and other terms. The agreement also contains procedures for establishing Lucent Microelectronics as a manufacturer of future chip sets for us. This agreement, however, does not guarantee that Lucent Microelectronics will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Further, Lucent Microelectronics has the right to discontinue the supply of any chip set upon 12 months' notice (as long as Lucent Microelectronics fills our orders for commercially reasonable quantities of that chip set during the notice period). In addition, Lucent Microelectronics' ability to manufacture our chip sets is limited by its available capacity, and under some circumstances Lucent Microelectronics may allocate its available capacity to its other customers. Any disruption in availability of our products would have a serious adverse impact on our business. If we are required for any reason to seek a new manufacturer of the chip sets presently manufactured by Lucent Microelectronics, such a new manufacturer may not be available and in any event switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. We have been notified that our agreement with Lucent Microelectronics has been assigned to Agere Systems, Inc. effective as of February 1, 2001, in connection with Lucent's previously announced spin-off of its Microelectronics Group.

     In order to enhance our ability to obtain sufficient quantities of chip sets to meet our growing product needs, we have been engaged in the process of negotiating and/or exploring prospective supply agreements with other leading chip suppliers. In this regard, we entered into an agreement with United Microelectronics Corporation, or UMC, to supply some of our chip sets. The UMC agreement, which became effective in December 1999, provides us with the ability to obtain delivery of specified chip sets, in accordance with the agreement's terms, upon our providing of binding forecasts to UMC. Although the UMC agreement provides for a term of five years, with subsequent one year renewals, the supplier may cancel the agreement upon 12 months' advance notice to us. While, in such an event, UMC would still be required to fill our orders for commercially reasonable quantities of product during the twelve month notice period, the termination of this agreement by UMC could cause a disruption to our business. In October 1999, we entered into an agreement with Taiwan Semiconductor Manufacturing Co., or TSMC, which also provides for a five-year term and is terminable by the supplier upon 12 months' advance notice to us. TSMC will still fill our orders for commercially reasonable quantities of product during the 12-month notice period. Finally, we have recently begun using ZiLOG, Inc. as a chip supplier. To further supply us with greater chip supply capacity, we will continue to seek agreements with other chip manufactures.

COMPETITION

     Although we design and develop system-level products, we primarily compete with providers of integrated circuits for the DSL market. The DSL chip set market is intensely competitive. We expect competition to intensify further as current competitors expand their product offerings and new competitors enter the market. We believe that we must compete on the basis of a variety of factors, including time to market, functionality, conformity to industry standards, performance, price, breadth of product lines, product migration plans and technical support.

  We believe our principal competitors include:

     o for asymmetric DSL products, Alcatel Microelectronics, Analog Devices, Broadcom Corporation, Centillium Communications, Integrated Telecom Express, Intel Corporation, Texas Instruments and Virata Corporation, among others;

     o for symmetric DSL products, Conexant Systems, Infineon Technologies, Intel Corporation, MetaLink and Virata Corporation, among others.

     In addition to these competitors, there have been announcements by other integrated circuit companies that they intend to enter the DSL chip set market.

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

     The DSL market has become increasingly subject to price competition driven by the lowest cost providers of chip sets. We anticipate that average per unit selling prices of DSL chip sets will continue to decline as product technologies mature. If we are unable to reduce our costs sufficiently to offset declines in the average per unit selling prices or are unable to introduce new higher performance products with higher average per unit selling prices, our operating results will be seriously harmed. Since we do not manufacture our own products, we may be unable to negotiate volume discounts with our foundries in order to reduce the costs of manufacturing our chip sets in response to declining average per unit selling prices. Many of our competitors are larger with greater resources and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition. Our inability to achieve manufacturing efficiencies would have an adverse impact on our operating results.

INTELLECTUAL PROPERTY

     Our success depends to a significant degree upon our ability to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In the past, competitors have recruited our employees who have had access to our proprietary technologies, processes and operations. Our competitors' recruiting efforts, which we expect will continue, expose us to the risk that such employees will misappropriate our intellectual property. In June 1998, we filed suit against three former employees who had commenced employment with one of our competitors. Our lawsuit alleged misappropriation of trade secrets. The court issued a final judgment against the defendants. In addition, the court ordered injunctive and other relief against the defendants.

     We rely in part on patents to protect our intellectual property. As of December 31, 2000, we had 46 patents in the United States and 26 patents in other countries. These patents principally cover various aspects of systems and features relating to telecommunications technologies and telecommunications products, including aspects specifically pertaining to particular DSL algorithms and DSL communications systems. These patents have expiration dates ranging from 2009 to 2017. In addition, as of December 31, 2000, we had 97 utility patent applications and 32 provisional applications pending in the United States Patent and Trademark Office. We also had 31 patent applications pending in various countries other than the United States. These patents may never be issued. Even if these patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions, licenses and maskwork protection under the Federal Semiconductor Chip Protection Act of 1984. We also typically enter into confidentiality agreements with our employees, consultants and customers and seek to control access to, and distribution of, our other proprietary information.

     The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in such countries, some of which are countries in which we have sold and continue to sell products. There is also a risk that our means of protecting our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

     Another company, Singapore Telecommunications Limited, or Singapore Telecom, also has prior rights to the GlobeSpan mark in one or more countries outside the United States, in connection with services involving the transmission and broadcast of satellite communications. Singapore Telecom's rights in the GlobeSpan mark may limit our ability to use or market under the GlobeSpan name in some territorial regions outside the United States.

EMPLOYEES

     As of December 31, 2000, we had 776 full-time employees, including 617 employees engaged in product development and support, 67 engaged in sales and marketing and 92 engaged in general and administrative activities. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

STOCK SPLIT

     On January 21, 2000, our board of directors approved a 3-for-1 stock split applicable to all issued and outstanding shares of our common stock par value $0.001. This 3-for-1 stock split was effected in the form of a stock dividend and became effective on February 25, 2000, when stockholders of record received two additional shares of common stock for each outstanding share of common stock held as of the record date.

ACQUISITIONS

     During 2000, we completed five acquisitions to accelerate development efforts and enhance our technology. In January 2000, we acquired Ficon Technology, Inc., orFicon, a provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. In February 2000, we acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc., or PairGain, designers of integrated circuits and software for DSL applications. In April 2000, we completed the acquisition of T.sqware, Inc., or T.sqware, a provider of fully programmable scalable network processors supporting high-speed data communications. In June 2000, we acquired iCompression, Inc., or iCompression, a supplier of advanced signal processing technology for delivering voice, video and data for the broadband infrastructure in applications such as broadband video conferencing. In September 2000, we completed the acquisition of ATecoM Inc., or ATecoM, a provider of technology which allows for the transmission of video over ATM networks. See "Financial Statements - Note 3."

CERTAIN BUSINESS RISKS

     Our business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those risks set forth below. You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE OF MANY FACTORS, WHICH WOULD CAUSE OUR STOCK PRICE TO FLUCTUATE

     Our net revenues and operating results have varied in the past and may vary significantly in the future from quarter-to-quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

     It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly. Due to our recent acquisitions accounted for as purchases, we will incur substantial non-cash compensation and amortization expenses associated with those and, potentially, future transactions.

     These variations in our operating results may be caused by factors related to the operation of our business, including:

     o variations in the timing and size of chip set orders from, and shipments to, our existing and new customers;

     o loss of a significant customer, or a significant decrease or deferral in purchases by significant customers, such as Cisco Systems, Lucent Technologies or Nortel Networks;

     o the mix of chip sets shipped with different gross margins, including the impact of volume purchases from our large customers at discounted average selling prices;

     o the availability of foundry capacity and the expense of having our chip sets manufactured by Agere Systems, or other foundries in the future;

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

     o the timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems, high-speed wireless data transmission and fiber optic networks;

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

     o foreign currency and exchange rate fluctuations which may make our dollar-denominated products more expensive in foreign markets or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies; and

     o general global economic conditions, which could adversely affect sales to our customers.

A GENERAL ECONOMIC SLOWDOWN, AND A SLOWDOWN IN SPENDING IN THE
TELECOMMUNICATIONS INDUSTRY SPECIFICALLY, MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

     There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new infrastructure. The slowdown has resulted in a decrease in spending on DSL equipment by service providers and lower-than-expected sales volume for DSL equipment manufacturers. Any of these trends, if continued, could result in lower than expected demand for our products, which are components of DSL equipment. Any continued or further slowdown could have a material adverse effect on our revenues and results of operations generally, and cause the market price of our common stock to decline.

WE EXPECT THAT PRICE COMPETITION AMONG DSL CHIP SET SUPPLIERS AND VOLUME PURCHASES BY LARGE CUSTOMERS WILL REDUCE OUR GROSS MARGINS IN THE FUTURE

     We expect that price competition among DSL chip set suppliers and volume purchases of our chip sets at discounted prices will reduce our gross margins in the future. We anticipate that average per unit selling prices of DSL chip sets will continue to decline as product technologies mature. Since we do not manufacture our own products, we may be unable to reduce our manufactured costs in response to declining average per unit selling prices. Many of our competitors are larger with greater resources and therefore may be able to achieve greater economies of scale and would be less vulnerable to price competition.

     Further, we expect that average per unit selling prices of our chip sets will decrease in the future due to volume discounts to our large customers. These declines in average per unit selling prices will generally lead to declines in gross margins for these products.

WE HAVE A HISTORY OF LOSSES, AND WE WILL INCUR SUBSTANTIAL LOSSES IN THE FUTURE

     We incurred a net loss attributable to common stockholders of $153.2 million, $9.1 million and $7.8 million in the years December 31, 2000, 1999 and 1998, respectively. We will incur substantial net losses for the foreseeable future. Because of substantial operating expenses, we will need to generate significant quarterly revenues to achieve profitability. Our failure to significantly increase our net revenues would result in continuing losses. Even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A SIGNIFICANT AMOUNT OF OUR NET REVENUES

     A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, or experience a loss of any of our significant customers, particularly Cisco Systems, Lucent Technologies and Nortel Networks, or suffer a substantial reduction in orders from such customers. In the three years ended December 31, 2000, 1999 and 1998, our customers who individually represented at least ten percent of our net revenues accounted for 62.6%, 41.2% and 60.9%, respectively, of our net revenues. In year ended December 31, 2000, our top three customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 27.8%, 23.6% and 11.2% of our net revenues, respectively. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascom Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. We do not have long-term purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Furthermore, it is possible that DSL equipment manufacturers, such as Cisco Systems, Lucent Technologies and Nortel Networks, may design and develop internally, or acquire, their own chip set technology, rather than continue to purchase chip sets from third parties such as us. We expect that sales of our products to relatively few customers will continue to account for a significant portion of our net revenues for the foreseeable future.

BECAUSE OF OUR LONG PRODUCT DEVELOPMENT PROCESS AND SALES CYCLE, WE MAY INCUR SUBSTANTIAL EXPENSES BEFORE WE EARN ASSOCIATED NET REVENUES AND MAY NOT ULTIMATELY SELL A LARGE VOLUME OF OUR PRODUCTS

     We develop products based on forecasts of demand and incur substantial product development expenditures prior to generating associated net revenues. We sell our products based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our chip sets. In addition, we do not have a substantial non-cancelable backlog of orders and our customers can generally cancel or reschedule orders upon short notice. The cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in our holding excess or obsolete inventory, which could result in write-downs of inventory that would have a material adverse effect on our operating results. We also do not receive orders for our chip sets during the period that potential customers test and evaluate our chip sets. This test and evaluation period typically lasts from three to six months or longer, and volume production of the equipment manufacturer's product that incorporates our chip sets typically does not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between our product development and sales efforts and our realization of revenues from volume ordering of our products by our customers, or we may never realize revenues from our efforts. Furthermore, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase our products. Rather, it is a decision by a customer to use our products in the design process of that customer's products. A customer can choose at any time to discontinue using our products in that customer's designs or product development efforts. If our products are chosen to be incorporated into a customer's products, we may still not realize significant net revenues from that customer if that customer's products are not commercially successful.

WE HAVE ONLY BEEN OPERATING AS AN INDEPENDENT COMPANY SINCE AUGUST 1996, AND THIS LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS

     We have only been operating as an independent company since August 1996, and we only began shipping chip sets in volume in January 1997. We have not had a long history of generating significant net revenues. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and its prospects and in projecting future operating results. You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are in a rapidly evolving market.

OUR ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION

     We may seek to acquire or invest in additional businesses, products, technologies or engineers. Our acquisition strategy does not require that our acquisitions immediately increase our net revenues; rather, our objective is to seek acquisitions that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. During the year ended December 31, 2000, we acquired Ficon, the technology and the right to hire employees of the Microelectronics Group of PairGain, T.sqware, iCompression and additional smaller companies. We plan to pursue further acquisition opportunities in the future and we are currently engaged in various stages of negotiations with certain parties with respect to possible acquisitions. While there are currently no unannounced purchase agreements for the acquisitions of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Our past and future acquisitions may involve many risks, including:

     o    difficulties in managing our growth following acquisitions;

     o    difficulties  in  the   integration  of  the  acquired   personnel,
          operations,   technologies,  products  and  systems  of  the  acquired
          companies;

     o uncertainties concerning the intellectual property rights we purport to acquire;

     o    unanticipated costs associated with the acquisitions;

     o    diversion of management's attention from other business concerns;

     o adverse effects on our existing business relationships with our or our acquired companies' customers;

     o potential difficulties in completing projects associated with purchased in process research and development;

     o risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

     o    inability to retain employees of acquired companies.

     Additionally, future acquisitions may require us to use substantial portions of our available cash as all or a portion of the purchase price. Acquisitions may also materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt or contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to tangible and intangible assets. For example, in the year ended December 31, 2000, we incurred a one-time charge of $44.9 million related to in process research and development in connection with prior acquisitions and began to amortize charges from tangible and intangible assets acquired.

     Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, as in the case of our recent acquisitions, the issuance may be dilutive to our existing shareholders. The equity or debt securities that we may issue could have rights, preference or privileges senior to those of holders of our common stock.

     Any of the events described in the foregoing paragraphs could cause the price of our common stock to decline.

IF LEADING EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR CHIP SETS IN SUCCESSFUL PRODUCTS, SALES OF OUR PRODUCTS WILL SIGNIFICANTLY DECLINE

     We rely upon broadband equipment manufacturers, such as Cisco Systems, Lucent Technologies and Nortel Networks, to design our chip sets into their products for the DSL market. We rely on these products to be successful, and if they are not, we will not sell our chip sets in volume quantities. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these equipment manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the equipment manufacturing industry, or if a small number of equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

IF OUR CUSTOMERS EXPERIENCE COMPONENT SUPPLY SHORTAGES, OUR NET REVENUES AND OPERATING RESULTS MAY DECLINE

     The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. We rely on our customers, broadband equipment manufacturers, to produce reliable, successful DSL systems by incorporating our chip sets and additional components into their products. In the past there have been industry wide shortages of electronic components, such as capacitors. In some cases, supply shortages of particular components or materials will substantially curtail production of products using these components. We cannot guarantee that we would not lose potential sales from our customers if key components or materials are unavailable to them, and as a result, we are unable to maintain or increase our production levels.

RAPID CHANGES IN THE MARKET FOR DSL PRODUCTS MAY RENDER OUR SOLUTIONS OBSOLETE OR UNMARKETABLE

     The market for chip sets for DSL products is characterized by:

     o    intense competition;

     o    rapid technological change;

     o    frequent new product introductions by our competitors;

     o    changes in customer demands; and

     o    evolving industry standards.

     Additionally, the life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely production and inventory levels. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not materially and adversely affect us.

     Any of these factors could make our existing or proposed products obsolete or unmarketable. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operations will be seriously harmed.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO MANUFACTURE OUR CHIP SETS, AND ANY DISRUPTION IN ANY OF THESE RELATIONSHIPS COULD PREVENT US FROM SELLING OUR PRODUCTS

     We do not own or operate a semiconductor fabrication facility. Historically, Lucent Microelectronics has manufactured substantially all of our chip sets. We depend on Agere Systems, Inc. (formerly the Microelectronics Group of Lucent Technologies), to timely deliver to us sufficient quantities of fully-assembled and tested chip sets on a turnkey basis. We have had a series of manufacturing arrangements with Agere Systems and its predecessors, the latest of which became effective in March 1999. This agreement, however, does not guarantee that Agere Systems will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Any disruption in availability of our products would have a serious adverse impact on our business.

     We have been engaged in the process of negotiating and/or exploring prospective supply agreements with other leading chip suppliers. We entered into an agreement with United Microelectronics Corporation, or UMC, to supply some of our chip sets. Our agreement with UMC became effective in December 1999 and provides us with the ability to obtain delivery of specific chip sets in accordance with the terms of that agreement, upon our providing binding forecasts to UMC. Although this agreement provides for a term of five years, with subsequent one-year renewals, UMC may cancel the agreement upon 12 months' advance notice to us. While, in such an event, UMC would still be required to fill our orders for commercially reasonable quantities of product during the 12-month notice period, the termination of this agreement by UMC could cause a disruption to our business. In addition, in October 1999 we entered into an agreement with Taiwan Semiconductor Manufacturing Co., or TSMC, which also provides for a five-year term, is terminable by the supplier upon 12 months' advance notice to us, and requires TSMC to fill our orders for commercially reasonable quantities of product during the 12-month notice period. We also use ZiLOG, Inc., an affiliate of Texas Pacific Group, our controlling shareholder, to manufacture chip sets for us on a purchase order basis. We do not have a supply agreement with ZiLOG. We will continue to seek agreements with other chip manufacturers. None of these other prospective agreements, however, would provide us with a guarantee that our orders for chip sets will be adequately filled.

     If we are required for any reason to seek a new manufacturer of our chip sets, a new manufacturer of our chip sets may not be available and in any event, switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. From time to time there are shortages in worldwide foundry capacity. Such shortages, if they occur, could make it more difficult for us to find a new manufacturer of our chip sets if our relationship with any of our suppliers is terminated for any reason.

IF WE ARE REQUIRED TO SEEK NEW MANUFACTURERS OF OUR INTEGRATED CIRCUITS, WE WILL BE REQUIRED TO MODIFY OUR PRODUCTS WHICH WILL BE COSTLY

     Our integrated circuits are manufactured by independent providers of semiconductor manufacturing services, known as foundries. These foundries manufacture our integrated circuits using their individual manufacturing process technology. In addition, the foundry may license to us standard circuit modules, known as intellectual property cores, or IP cores. Our DSL chip designs are customized by the foundry for their specific manufacturing processes and IP cores. In order to second source or switch foundry providers, our chip sets would need to be re-designed for the process technology and IP cores of the respective foundry. The re-design of the integrated circuits is costly and time consuming and the requalification of the manufacturing process can take up to six months. Establishing additional sources for manufacturing our products would be expensive and disruptive to our business.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY STANDARD COMPLIANT CHIP SETS

     We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the ANSI standard specification T1.413. This industry standard is based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati patents. We are currently evaluating Amati's patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati may be required to offer us a license to use these patents on commercially reasonable, non-discriminatory terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to similar claims like the Amati claim by third parties in the future.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US OR OUR CUSTOMERS TO STOP SELLING PRODUCTS OR PAY MONETARY DAMAGES

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

     Any inquiries with respect to coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. From time to time our customers or we receive letters from third parties claiming that our or our customers' products infringe those third parties' intellectual property rights.

     We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to the scope of these indemnity rights. For example, on April 25, 2000 we received a letter from counsel to Cisco Systems informing us that Alcatel Alsthom S.A. had recently asserted that certain products made and sold by Cisco Systems, which incorporate digital signal processors made by us, infringed patents held by Alcatel. We evaluate all letters of this nature to determine whether we have an indemnity obligation and take appropriate steps. If any claims from third-parties required us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed.

DESPITE OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY GAIN ACCESS TO OUR PROPRIETARY TECHNOLOGY AND USE IT TO COMPETE WITH US

     We rely primarily on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, licenses and mask work protection under the Federal Semiconductor Chip Protection Act of 1984 to protect our intellectual property. In particular, we rely on these measures to protect our intellectual property because, as a fabless semiconductor company, we have third parties, including potential competitors such as Agere Systems, manufacture our chip sets. Employees, consultants and customers have access to our proprietary and confidential information. Any misuse or misappropriation of this intellectual property could have an adverse impact on our business. We take steps to control access to, and the distribution of, our proprietary information. We cannot guarantee, however, that such safeguards will protect our intellectual property and other valuable competitive information.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. For example, in June 1998, we filed suit against three former employees who had recently commenced employment with one of our competitors. The court issued a final judgment in our favor and against the defendants. In addition, the court ordered injunctive and other relief against the defendants. The defendants appealed the judgment and their appeal was dismissed as moot in June 2000.

     In connection with our private placement of Series A preferred stock, which was subsequently converted into common stock, we agreed not to sue Intel Corporation for any violation by it of our patent rights. This agreement terminates if Intel Corporation sues us for any infringement by us of its patent rights or Intel's ownership in us is less than 1% of our outstanding capital stock. This agreement not to sue could enable Intel Corporation to compete more effectively against us.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY BE LESS EFFECTIVE IN SOME FOREIGN COUNTRIES WHERE INTELLECTUAL PROPERTY RIGHTS ARE NOT WELL PROTECTED BY LAW OR ENFORCEMENT

     The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our efforts to protect our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property or if the laws of a foreign jurisdiction do not effectively permit such protection, it would be easier for our competitors to sell competing products.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE

     Although we design and develop system-level products, we primarily compete with providers of integrated circuits for the DSL market. The DSL chip set market is intensely competitive. We expect competition to intensify further as current competitors expand their product offerings and new competitors enter the market. We believe that we must compete on the basis of a variety of factors, including:

     o    time to market;

     o    functionality;

     o    conformity to industry standards;

     o    performance;

     o    price;

     o    breadth of product lines;

     o    product migration plans; and

     o    technical support.

     We believe our principal competitors include Alcatel Microelectronics, Analog Devices, Broadcom, Centillium Communications, Conexant Systems, Infineon Technologies, Integrated Telecom Express, Intel Corporation, MetaLink, Texas Instruments and Virata Corporation. In addition to these competitors, there have been announcements by other integrated circuit companies that they intend to enter the DSL chip set market.

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

CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS OR THE IMPOSITION OF NEW LAWS OR REGULATIONS BY THE FCC, OTHER FEDERAL OR STATE AGENCIES OR FOREIGN GOVERNMENTS COULD IMPEDE THE SALE OF OUR PRODUCTS OR OTHERWISE HARM OUR BUSINESS

     The Federal Communications Commission has broad jurisdiction over our target market. Although current FCC regulations and the laws and regulations of other federal or state agencies are not directly applicable to our products, they do apply too much of the equipment into which our products are incorporated. As a result, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business, financial condition and results of operations. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer certain services or other aspects of their business may impede the sale of our products. We may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic supplies and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN, ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL

     We depend upon the continuing contributions of our key management, sales, customer support and product development personnel. The loss of any of such personnel could seriously harm us. Armando Geday, our President and Chief Executive Officer, is our only executive officer subject to an employment agreement; however, we cannot be sure that we can continue to retain Mr. Geday's services. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because DSL technology is specialized and complex, we need to recruit and train qualified technical personnel. However, there are many employers competing to hire qualified technical personnel and we have had difficulty attracting and retaining such personnel. We expect to continue to have difficulty hiring and retaining qualified personnel. We may have particular difficulty attracting and retaining key personnel during periods of poor stock price performance, given the significant use of equity-based compensation in our industry. Further, our competitors have recruited our employees and may do so in the future. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development programs.

SALES OF OUR PRODUCTS ARE DEPENDENT ON THE WIDESPREAD ADOPTION OF DSL SERVICE. IF THE DEMAND FOR DSL SERVICE DOES NOT INCREASE, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.

     Sales of our products depend on the increased use and widespread adoption of DSL services, and the ability of telecommunications service providers to market and sell DSL services. Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of DSL services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the DSL service market. These factors include:

     o    inconsistent quality and reliability of service;

     o    inadequate deployment by service providers;

     o    lack of interoperability among multiple vendors' network equipment;

     o    congestion in service providers' networks; and

     o    inadequate security.

SUBSTANTIAL SALES OF OUR CHIP SETS WILL NOT OCCUR UNLESS TELECOMMUNICATIONS SERVICE PROVIDERS INITIATE SUBSTANTIAL DEPLOYMENT OF DSL SERVICES

     The success of our products is dependent upon the decision by telecommunications service providers to deploy DSL technologies and the timing of the deployment. Factors that will affect such deployment include:

     o a prolonged approval process for equipment, including laboratory tests, technical trials, marketing trials and initial commercial deployment;

     o the implementation of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

     o    the  availability  and commitment of resources by  telecommunication
          service  providers  to  provide  adequate   installation  and  support
          services

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

THE RECENT RAPID EXPANSION OF OUR OPERATIONS HAS PLACED A STRAIN ON OUR MANAGEMENT AND PERSONNEL AND OTHER RESOURCES

     From December 31, 1997 to December 31, 2000, we increased from 93 to 776 total employees. This growth and rapid expansion in our operations has placed and will continue to place a significant strain upon our management, operating and financial systems and other resources. To accommodate this expansion of operations, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our work force. If we do not successfully manage our growth, our business, financial condition and results of operations will be seriously harmed.

SALES TO CUSTOMERS BASED OUTSIDE OF THE UNITED STATES HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR NET REVENUES, WHICH EXPOSES US TO INHERENT RISKS OF INTERNATIONAL BUSINESS

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

     o difficulties in protecting intellectual property rights in some foreign countries; and

     o limited ability to enforce agreements and other rights in some foreign countries.

     We are subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR REPUTATION WILL BE HARMED, AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE

     Our products are complex and have contained errors, defects and bugs when introduced or as new versions are released. If we deliver products with errors, defects or bugs or that have reliability, quality or compatibility problems, our reputation and the market acceptance and sales of our products could be harmed, which could adversely affect our ability to retain existing customers or attract new customers. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. Further, these defects or problems could interrupt or delay sales to our customers. If any of these problems are not found until we have commenced commercial production, we may be required to incur additional development costs and product repair or replacement costs. Defects could also lead to liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations. In addition, these problems may divert our technical and other resources from other development efforts.

WE WILL CONTINUE TO BE CONTROLLED BY A PRINCIPAL STOCKHOLDER, WHICH MAY HAVE THE EFFECT OF PREVENTING OR DELAYING A CHANGE OF CONTROL OF OUR COMPANY, AND THE INTERESTS OF THE PRINCIPAL STOCKHOLDER MAY NOT ALWAYS COINCIDE WITH THOSE OF OUR STOCKHOLDERS

     As of December 31, 2000, our executive officers and directors and their affiliates own, in the aggregate, approximately 28% of our outstanding common stock. Entities affiliated with Texas Pacific Group own approximately 21% of our outstanding common stock as of December 31, 2000 and are able to exercise control over us subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with our interests or the interests of other stockholders. Texas Pacific Group, through its representatives on our board of directors, could cause us to enter into transactions or agreements, which we would not otherwise consider absent Texas Pacific Group's influence.

     Texas Pacific Group is also a principal stockholder of Paradyne Networks, which is a customer of ours. In addition, three members of our current board of directors, Messrs. Epley, Geeslin and Stanton, and one member of its Executive Committee, Mr. Epley, are also currently directors of, and have direct or indirect equity interests in, Paradyne Networks. Accordingly, our continuing supplier relationship with Paradyne Networks, and any other potential business dealings between Paradyne Networks and us, could create conflicts of interest for GlobeSpan's principal stockholder and its directors.

     We have waived in our amended and restated certificate of incorporation the application to us of section 203 of the Delaware General Corporation Law.
Section 203 of the Delaware General Corporation Law is a statute that generally prohibits an "interested stockholder" from engaging in a "business combination" with a corporation for three years following the time this person became an interested stockholder. An "interested stockholder" is defined generally as a person owning 15% or more of a corporation's voting stock or an affiliate or associate of that person. A "business combination" is defined to include a variety of transactions, including mergers and sales of 10% or more of a corporation's assets. A business combination with an interested stockholder is allowed, however, if the business combination is approved by at least 66 2/3% of the shares held by the corporation's disinterested stockholders. By waiving
Section 203, it will be easier for us to enter into transactions with our significant stockholders, including Texas Pacific Group, without giving our disinterested stockholders the opportunity to approve the transaction.

WE HAVE ANTITAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

     Some of the provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing our acquisition. For example, we have authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, our stockholders may not take actions by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings and our directors may be removed only for cause and upon the affirmative vote of at least 80% of our outstanding voting shares.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR STOCKHOLDERS

     We expect that our current cash and cash equivalents, including internally generated funds, will meet our working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH MIGHT ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK OR MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR SHARES AT FAVORABLE PRICES

     The market price of our common stock has fluctuated significantly. Since our common stock began trading publicly, the reported per share sale price of our common stock on the NASDAQ National Market has been as high as $167.00 and as low as $8.79. Reductions in our stock price may make our stock less attractive as an acquisition currency and may therefore make it difficult for us to consummate acquisitions on terms acceptable to us. The trading price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

     o    variations in our performance and prospects;

     o changes in financial estimates of our net revenues and operating results or buy/sell recommendations by securities analysts;

     o announcements by our competitors or our customers of changes in their financial estimates or their net revenues or operating results;

     o investor perception of GlobeSpan and the industry in which we operate;

     o    announcements  by  us  of  significant   contracts,   acquisitions,
          strategic partnerships, joint ventures or capital commitments;

     o loss or decrease in sales to a major customer or failure to complete significant transactions;

     o    general financial and other market conditions;

     o    domestic and international economic conditions; and

     o announcements by us or our competitors of key design wins and product introductions.

     In addition, public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 2. PROPERTIES

     Our facility in Red Bank, New Jersey, comprises our corporate headquarters. We believe we have adequate space, and any additional space required will be available to us on commercially reasonable terms. A summary of our leased facilities is as follows:

LOCATION                                           SIZE                  LEASE
                                          (SQUARE FEET)        EXPIRATION DATE

Red Bank, NJ
Headquarters/office................             100,000                7/31/11
Middletown, NJ
Office.............................              78,120                3/31/03
Boston, MA
Office.............................              26,173                2/28/06
Paris, France
Office.............................              12,000                8/30/02
Santa Clara, CA
Office.............................               4,754                7/31/03
Santa Clara, CA
Office.............................              64,750                3/31/11
Irvine, CA
Office.............................              31,720                9/30/05
New Dehli, India
Office.............................               7,000                6/30/02
Eatontown, NJ
Warehouse..........................               9,200                5/31/05
San Diego, CA
Office.............................              15,111                4/31/06

     We have executed a fifteen year lease for 200,000 square feet in a building in Old Bridge, New Jersey that is currently under construction. This lease will commence upon completion of the building, which is anticipated in November 2001.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved in any material legal proceedings. However, the Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock is traded on the Nasdaq National Market System under the symbol "GSPN". The following table sets forth, for the periods indicated, the low and high bid prices per share for our Common Stock as reported by the Nasdaq National Market, as adjusted for the Company's three-for-one stock split on February 28, 2000.

                                                              LOW        HIGH
2000
First Quarter...........................................     $ 23.58    $ 167.00
Second Quarter..........................................       42.00      128.00
Third Quarter...........................................       95.50      148.50
Fourth Quarter..........................................       17.69      129.89

                                                              LOW        HIGH
1999
Second Quarter (from June 23, 1999).....................     $  8.79     $ 14.38
Third Quarter...........................................       14.33       39.42
Fourth Quarter..........................................       16.33       30.96

     As of February 28, 2001 there were approximately 750 holders of record of our Common Stock. The last reported sales price of our Common Stock on March 23, 2001 was $26.93 per share.

DIVIDEND POLICY

     No cash dividends have been paid on the Common Stock. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data was derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants, for the respective periods. This information should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the financial statements, including the notes thereto, included elsewhere in this Form 10-K. The "Predecessor Company" represents the operations of the Advanced Transmission Technology Division of AT&T Paradyne Corporation prior to our formation in August of 1996.



                                              Predecessor                                           The Company
                                                Company
                                                 Seven            Five
                                                 Months          Months
                                                 Ended            Ended                              Year Ended
                                                July 31,       December 31,                          December 31,
                                              ----------------------------------------------------------------------------------
                                                 1996              1996            1997         1998           1999         2000
                                              ----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                 $     1,597  $         2,360   $      22,546  $    31,464  $       56,220 $    348,098
Cost of sales                                          -              496           7,565        9,882          20,879      142,430
Cost of sales related to termination charge            -               -                -            -           1,119            -
                                             ---------------------------------------------------------------------------------------
Gross profit                                       1,597            1,864          14,981       21,582          34,222      205,668
Operating expenses
  Research and development (including
non-cash compensation of $16,761 for the year
ended December 31, 2000)                           2,524            1,616           8,358       18,694          26,531      115,411
  Selling, general and administrative
  (including non-cash compensation of $7,356
  for the year ended December 31, 2000)            1,492              644           4,572       10,217          14,389       53,504
  Amortization of intangible assets and other          -              404           1,000          583               -      131,832
  In process research and development                  -                -               -            -               -       44,854
                                             ---------------------------------------------------------------------------------------
    Total operating expenses                       4,016            2,664          13,930       29,494          40,920      345,601
                                             ---------------------------------------------------------------------------------------
(Loss) income from operations                     (2,419)            (800)          1,051       (7,912)         (6,698)    (139,933)
Interest expense - non-cash                            -                -               -            -               -       43,439
Interest (income) expense, net                         -                -             (91)         134          (1,133)      (1,902)
Foreign exchange (gain)                                -                -               -            -               -          (63)
                                             ---------------------------------------------------------------------------------------
(Loss) income before income taxes and
   extradordinary items                           (2,419)            (800)          1,142       (8,046)         (5,565)    (181,407)
Provision (benefit) for income taxes                   -                -             300         (217)              -       15,131
                                             ---------------------------------------------------------------------------------------
Net (loss) income before extraordinary item       (2,419)            (800)            842       (7,829)         (5,565)    (196,538)
Preferred stock deemed dividend and accretion          -                -               -            -          (3,466)           -
                                             ---------------------------------------------------------------------------------------
Net income (loss) attributable to common
stockholders before extraordinary item            (2,419)            (800)            842       (7,829)         (9,031)    (196,538)
Extraordinary item - gain on the redemption
   of the beneficial conversion feature                -                -               -            -               -       43,439
                                             ---------------------------------------------------------------------------------------
Net income (loss) attributable to common
   stockholders                                   (2,419)            (800)            842       (7,829)         (9,031)    (153,099)
Other comprehensive income (loss):
Unrealized loss on marketable securities               -                -               -            -             (22)           -
Foreign currency translation loss                      -                -               -            -               -          (77)
                                             ---------------------------------------------------------------------------------------
Comprehensive income (loss) attributable
   to common stockholders                    $    (2,419) $          (800)  $         842  $    (7,829) $       (9,053) $  (153,176)
                                             =======================================================================================
(Loss) earnings per share basic:
     Income (loss) before extraordinary item              $         (0.02)  $        0.02  $     (0.22) $        (0.19) $     (3.03)
                                                          ==========================================================================
     Extraordinary item                                   $             -   $           -  $         -  $            -  $      0.67
                                                          ==========================================================================
     Net income (loss)                                    $         (0.02)  $        0.02  $     (0.22) $        (0.19) $     (2.36)
                                                          ==========================================================================
(Loss) earnings per share diluted:
     Income (loss) before extraordinary item              $         (0.02)  $        0.02  $     (0.22) $        (0.19) $     (3.03)
                                                          ==========================================================================
     Extraordinary item                                   $             -   $           -  $         -  $            -  $      0.67
                                                          ==========================================================================
     Net income (loss)                                    $         (0.02)  $        0.02  $     (0.22) $        (0.19) $     (2.36)
                                                          ==========================================================================

Shares used in computing (loss) earnings per share:
  Basic                                                            34,312          34,546       36,254           6,613        64,924
  Diluted                                                          34,312          38,119       36,254          46,613        64,924



                                                                                                     December 31,
                                                                                                    --------------

                                                                                     1997         1998        1999         2000
                                                                                     ----         ----        ----         ----
Balance Sheet Data:
Cash and cash equivalents and short-term investments                               $     875   $      12    $  36,668    $  99,129
Working capital (deficit)                                                              2,423      (2,655)      44,616      164,156
Total assets                                                                          10,215      13,430       70,991      905,129
Long-term liabilities, less current portion                                               --       5,506          443       26,396
Retained earnings (accumulated deficit)                                                   42      (7,787)     (13,352)    (166,451)
Total stockholders' equity (deficit)                                               $   6,448   $  (1,293)   $  55,433    $ 803,551


See Note 12 to the Financial Statements for an explanation of the method used to calculate earnings per share. Earnings per share data is not presented for the Predecessor Company, since the Predecessor Company did not have its own capital structure. As a result, this information would not be meaningful.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE INFORMATION IN THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. GLOBESPAN'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER "CERTAIN BUSINESS RISKS" AND ELSEWHERE IN THIS FORM 10-K. ALL FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO GLOBESPAN AS OF THE DATE HEREOF AND GLOBESPAN ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

     GlobeSpan, Inc. is a leading provider of advanced integrated circuits that enable broadband digital communications to homes and business enterprises. We design, develop and supply these integrated semiconductor chips, or chip sets, for use in DSL networks, which utilize the existing network of copper telephone wires known as the local loop for the high-speed transmission of data.

     Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking among branch offices. These transmission applications are expanding to include voice and video transmissions over the same copper wire. We sell our integrated circuits to equipment manufacturers for incorporation into products that are sold to telecommunications service providers and end-users worldwide.

     In an effort to provide system-level products to our customers, we have developed System-On-Chip solutions that integrate the functionality of multiple discrete components, memory, microprocessors and software onto a single chip. These system-level products allow our customers to reduce the time it takes for their products to reach the market and to focus their resources on adding features and functions to differentiate their product offerings from those of their competitors. Our recent acquisitions provide us with additional design and product development resources and expertise. We are utilizing these skills and resources to add greater networking functionality to our chip sets and to capture more of the system functions used in DSL system solutions in our products.

     We have shipped our chip set solutions to a broad base of leading communications equipment manufacturers including, Alcatel, Cisco Systems, Intel Corporation, Lucent Technologies, NEC Corporation, Nokia Corporation, and Nortel Networks, among others.

     Historically, a significant portion of our net revenues in any quarter or annual period has been derived from sales to relatively few customers, and we expect this trend to continue. In the years ended December 31, 2000, 1999 and 1998, our customers who individually represented more than 10% of our net revenues accounted for 62.6%, 41.2%, and 60.9%, respectively, of our net revenues. In 2000 our top three customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 27.8%, 23.6% and 11.2% of our net revenues, respectively. In 1999, our top three customers were Cisco Systems, Lucent Technologies and Ascom Hasler AG, which accounted for 41.6%, 7.1% and 6.2% of our net revenues, respectively. In 1998, our top three customers were Cisco Systems, NEC Corporation and Ascom Hasler AG, which accounted for 48.3%, 12.6% and 9.2% of our net revenues, respectively. We do not have long-term purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. Because fluctuations in orders from our major customers could cause our net revenues to fluctuate significantly in any given quarter or annual period, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful and should not be relied upon as an indication of future performance.

     Members of the group comprising our largest customers change frequently due to our lack of long-term contracts with our customers, the timing of our customers' product implementations, demand cycles in the sales of our customers' products and our long sales cycle. In particular, the amount of revenues we derive from our customers depends upon their success in selling DSL equipment to telecommunications service providers for use in DSL service deployments. Our largest customers in any particular period have varied with the timing of DSL deployments and the identity of the telecommunications service provider initiating the deployment. Further, since we are a worldwide supplier, our net revenues and customers may be influenced by local economic conditions that influence our customers' level of business with us. Our long sales cycle is another factor in the frequent change of our principal customers. In general, our customers will evaluate our products for three to six months prior to incorporating our products into their products and beginning volume production. As a result, our principal customers will vary depending on their stage in the sales cycle.

     Historically, a significant portion of our net revenues has been derived from customers outside of North America, and we expect this trend to continue. In 2000, approximately 35.6% of our net revenues were derived from customers outside of the United States, of which 3.0% were derived from customers based in Europe, 25.5% were derived from customers based in Asia and 7.1% were derived from customers based in other international markets. In 1999, approximately 47.1% of our net revenues were derived from customers outside of the United States, of which 9.1% were derived from customers based in Europe, 23.2% were derived from customers based in Asia and 14.8% were derived from customers based in other international markets. In 1998, approximately 32.6% of our net revenues were derived from customers outside of the United States, of which 11.8% were derived from customers based in Europe, 9.4% were derived from customers based in Asia and 11.4% were derived from customers based in other international markets. Substantially all of our net revenues to date have been denominated in United States dollars.

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

     Our product development and marketing strategy is focused on generating design wins with DSL equipment manufacturers. The sales cycle for design wins includes detailed testing and evaluation of our products, followed by a product development cycle. Due to these cycles, which may be up to 12 months or longer, and because the end-user market for DSL services is an emerging market, we invest significant resources in research and development and marketing in advance of generating substantial revenues related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month-to-month. Our backlog has fluctuated from quarter-to-quarter and has not been predictive of quarterly results. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses and inventory levels may increase as a percentage of net revenues and total assets, respectively.

     Our net losses have resulted from our significant investment in research and development, in building sales and marketing and general and administrative infrastructure and from the effects of purchase accounting for our acquisitions. These expenses have exceeded our gross profits. We expect to continue to invest significant resources in this infrastructure in advance of realizing revenues associated with these expenses.

     Each of the acquisitions we made in 2000 was accounted for as a purchase acquisition. Under purchase accounting, we recorded the market value of our shares of common stock issued in connection with the purchases and the amount of direct transaction costs as the cost of acquiring the companies. That cost was allocated to the individual assets acquired and liabilities assumed, including various identifiable and intangible assets such as in process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to intangible assets. We estimate that the purchase of Ficon, T.sqware, iCompression, ATecoM and the intangible assets of PairGain will result in annual amortization and other non-cash acquisition related charges of approximately $225 to $250 million, using useful lives of two to four years. As a result, purchase accounting treatment of our recent acquisitions will result in a net loss for the foreseeable future, which could have a material adverse effect on the market value of our stock. We will continue to seek out other acquisition opportunities. Accordingly, we expect to incur substantial operating losses for the foreseeable future.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statement of operations data. Our results of operations are reported as a single business segment.

                                                                                                  Year Ended December 31,
                                                                                            ------------------------------------

                                                                                         2000               1999             1998
                                                                                         ----               ----             ----
          STATEMENT OF OPERATIONS DATA:
          Net revenues                                                                $ 348,098         $  56,220         $  31,464
          Cost of sales                                                                 142,430            20,879             9,882
          Cost of sales related to termination charge                                      --               1,119              --
                                                                                      ----------------------------------------------
          Gross profit                                                                  205,668            34,222            21,582
          Operating expenses
            Research and development (including non-cash
            compensation of $16,761 for the year ended
            December 31, 2000)                                                          115,411            26,531            18,694
            Selling, general and administrative (including
            non-cash compensation of $7,356 for the year ended
            December 31, 2000)                                                           53,504            14,389            10,217
            In process research and development                                          44,854              --                --
            Amortization of intangible assets                                           131,832              --                 583
                                                                                      ----------------------------------------------
              Total operating expenses                                                  345,601            40,920            29,494
                                                                                      ----------------------------------------------
          (Loss) from operations                                                       (139,933)           (6,698)           (7,912)

          Interest expense - non cash                                                    43,439              --                --
          Interest (income) expense, net                                                 (1,902)           (1,133)              134
          Foreign exchange (gain)                                                           (63)             --                --
                                                                                      ----------------------------------------------
          (Loss) before income taxes and extraordinary item                            (181,407)           (5,565)           (8,046)
          Provision (benefit) for income taxes                                           15,131              --                (217)
                                                                                      ----------------------------------------------
           (Loss) before extraordinary item                                            (196,538)           (5,565)           (7,829)

          Preferred stock deemed dividend and accretion                                    --              (3,466)             --
                                                                                      ----------------------------------------------
          (Loss) attributable to common stockholders before
          extraordinary item                                                           (196,538)           (9,031)           (7,829)
          Extraordinary item                                                             43,439              --                --
                                                                                      ----------------------------------------------
          Net (loss) attributable to stockholders                                     $(153,099)        $  (9,031)        $  (7,829)
                                                                                      ==============================================

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues. Our results of operations are reported as a single business segment.


                                                                                                  Year Ended December 31,
                                                                                            ------------------------------------

                                                                                         2000               1999             1998
                                                                                         ----               ----             ----
          STATEMENT OF OPERATIONS DATA:
          Net revenues                                                                   100.0%           100.0%           100.0%
          Cost of sales                                                                   40.9             37.1             31.4
          Cost of sales related to termination charge                                       -               2.0               -
                                                                                        --------------------------------------------
          Gross profit                                                                    59.1             60.9             68.6
                                                                                        --------------------------------------------
          Operating expenses:
            Research and development (including non-cash
          compensation of 4.7% for the year ended December 31,
          2000)                                                                           33.1             47.2             59.4
            Selling, general and administrative (including
          non-cash compensation of 2.1% for the year ended
          December 31, 2000)                                                              15.4             25.6             32.5
          In process research and development                                             12.9               -                -
          Amortization of intangible assets                                               37.9               -               1.9
                                                                                        --------------------------------------------
              Total operating expenses                                                    99.3             72.8             93.8
                                                                                        --------------------------------------------

          (Loss) from operations                                                         (40.2)           (11.9)           (25.1)
          Interest expense - non cash                                                     12.5               -                -
          Interest (income) expense, net                                                  (0.6)            (2.0)             0.4
                                                                                        --------------------------------------------
          (Loss) before income taxes and extraordinary item                              (52.1)            (9.9)           (25.6)
          Provision (benefit) for income taxes                                             4.4               -              (0.7)
                                                                                        --------------------------------------------
          (Loss) before extraordinary item                                               (56.5)            (9.9)           (24.9)
          Preferred stock deemed dividend and accretion                                     -              (6.1)              -
                                                                                        --------------------------------------------
          (Loss) attributable to common stockholders before
          extraordinary item                                                             (44.0)           (16.0)           (24.9)

          Extraordinary item                                                              12.5               -                -
                                                                                        --------------------------------------------
          Net (loss) attributable to stockholders                                        (44.0)%           (9.9)%          (24.9)%
                                                                                        ============================================


RESULTS OF OPERATIONS IN THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     NET REVENUES. Our net revenues were $348.1 million, $56.2 million and $31.5 million in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent increases of 519.2% from 1999 to 2000, and 78.7% from 1998 to 1999. The net increase in revenues was primarily due to the increases in unit volume shipments to existing customers, the expansion of our customer base and the introduction of new products, and, to a lesser extent, net revenues from acquired businesses. Net revenues from customers outside of North America represented 35.6%, 47.1%, and 32.6% of our net revenues in the years ended December 31, 2000, 1999 and 1998, respectively. Net revenues from customers outside of North America represent a portion of our net revenues due to the third party manufacturing of our customers' product at offshore locations and the implementation of DSL in international markets. We expect that net revenues generated from customers outside of North America will continue to account for a significant percentage of our net revenues.

     GROSS PROFIT. Our gross profit was $205.7 million, $34.2 million and $21.6 million in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent an increase of 501.0% from 1999 to 2000 and 58.6% from 1998 to 1999. Our gross margin was 59.1%, 60.9% and 68.6% in the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in gross margin each year was related to lower average selling prices due to increased unit volume shipped. The increase in gross profit dollars was the result of higher net revenues. We expect gross margins may decrease in the future due to a number of factors, including pressures on average selling prices, product mix and customer mix. During 1999, in consideration for modifying pricing terms for the sale of our products under certain cooperative development agreements with Paradyne Networks, we agreed to pay a license fee to Paradyne Networks on products sold to all customers up to an aggregate amount of $1.5 million. As of March 1999, we had incurred and paid approximately $300,000 to Paradyne Networks under that arrangement. In connection with terminating the cooperative development agreements and entering into a new Supply Agreement effective December 1998 with Paradyne Networks, we agreed to pay Paradyne Networks the remaining $1.2 million, which was recorded as termination charge. This amount was paid and recorded through cost of goods sold in 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Included in research and development expenditures for the year ended December 31, 2000 is $16.7 million of non-cash compensation. During the year ended December 31, 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation and we granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from six months to four years. Our research and development expenditures were $115.4 million (including non-cash compensation of $16.7 million), $26.5 million and $18.7 million, in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent increases of 335.0% (272.2% excluding non-cash compensation) from 1999 to 2000 and 41.9% from 1998 to 1999. The increase in research and development spending during 2000 is attributable primarily to the increase in the number of employees engaged in research, design and development activities during 2000. Research and development expenditures represented 33.1% (28.4% excluding non-cash compensation), 47.2% and 59.4% of net revenues in the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in research and development expenditures as a percentage of revenues was due to our increased revenue. The dollar amount of our research and development expense may increase in the future due to planned additional increases in personnel and related support expenses, prototyping costs and depreciation resulting from increased capital investment.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses.

Included in selling, general and administrative expense for the year ended December 31, 2000 is $7.4 million of non-cash compensation. During the year ended December 31, 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation, we granted certain employees stock options at less than fair market value and we granted options to non-employees. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from six months to four years. The non-employee options, valued at $1.5 million, were recorded to expense when they were issued as the performance required to earn those options was complete. Our selling, general and administrative expense was $53.5 million (including $7.4 million of non-cash compensation), $14.4 million, and $10.2 million in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent increases of 271.8% (220.7% excluding non-cash compensation) from 1999 to 2000 and 40.8% from 1998 to 1999. Selling, general and administrative expense represented 15.4% (13.3% excluding non-cash compensation), 25.6% and 32.5% of net revenues in the years ended December 31, 2000, 1999 and 1998, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisitions, increased commissions and administrative costs. The decrease in the percentage of selling, general and administrative expense as a percentage of net revenues was due to higher net revenues. The dollar amount of our selling, general and administrative expense may increase in the future due to increases in personnel, higher commissions and administrative costs.

     IN PROCESS RESEARCH AND DEVELOPMENT. During the year ended December 31, 2000, we completed several acquisitions that had development projects which were not yet complete at the date of the acquisitions. The amount allocated to in process research and development, or IPR&D, of $44.9 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. The increase in the dollar amount and percentage is the result of expensing IPR&D acquired. See "Financial Statements- Note 3."

     AMORTIZATION OF INTANGIBLE ASSETS. During the year ended December 31, 2000, we completed several acquisitions. The increase in dollar amount and percentage of amortization expense is the result of our amortizing the intangible assets acquired on a straight-line basis over their estimated useful lives. Amortization expense prior to 2000 is related to the core technology we acquired from Lucent Technologies in 1996. Our expense for amortization was $131.8 million, $0.0 million and $0.6 million in the years ended December 31, 2000, 1999, and 1998, respectively.

     INTEREST EXPENSE NON-CASH. As part of the purchase price for the Microelectronics Group of PairGain, we issued a subordinated redeemable convertible note with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price of approximately $43.4 million through August 9, 2000, the date we repaid the note. The increase in dollar amount and percentage is the result of the amortization.

     INTEREST INCOME (EXPENSE), NET. Interest income for the year ended December 31, 2000 was $4.9 million, offset by interest expense of $3.0 million, resulting in net interest income of $1.9 million. Net interest income for the year ended December 31, 1999 was $1.1 million, which resulted from interest earned on invested cash, net of interest expense on bank borrowings and other debt, and other non-operating expenses. The increase in interest income, net of $.8 million was primarily the result of higher cash balances during 2000, and a reduction in interest expense from outstanding debt, offset by $2.0 million of interest expense related to the subordinated redeemable convertible note.

     PROVISION FOR INCOME TAXES. Our effective tax rate for the year ended December 31, 2000, was 10.9%, excluding the tax effect of non-cash interest expense and the extraordinary gain related to the subordinated redeemable convertible note issued in connection with the PairGain acquisition. The 2000 effective rate is impacted by permanent differences which resulted from the Company's acquisitions, and an increase in the valuation allowance. During 1999 and 1998, the Company incurred losses and therefore had established a full valuation allowance against its net deferred tax asset, resulting in an effective tax rate of 0.0%.

     EXTRAORDINARY GAIN. In connection with the repayment of the subordinated redeemable convertible note issued by us to PairGain, the Company recognized a gain of $43.4 million on the redemption of the beneficial conversion feature.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total assets at December 31, 2000 were $905.1 million, an increase of $834.1 million, or 1,175.0% from December 31, 1999 total assets of $71.0 million. The increase from December 31, 1999 is primarily a result of intangible assets from our acquisitions during 2000, as well as increases in cash and cash equivalents, accounts receivable and inventories, primarily as a result of the significant growth in our revenues during 2000.

     As of December 31, 2000, we had working capital of approximately $164.2 million, of which $88.5 million was in cash and cash equivalents and $10.6 million in short-term marketable securities. As of December 31, 1999, we had working capital of approximately $44.6 million, of which $24.7 million was in cash and cash equivalents and $12.0 million in short-term marketable securities.

     Net cash provided by operating activities was $7.3 million for the year ended December 31, 2000, compared to net cash used in operating activities of $12.8 million for the year ended December 31, 1999. The increase was primarily due to higher revenues during the year ended December 31, 2000 compared to the year ended December 31, 1999. Net cash used in operating activities for the year ended December 31, 1998 was $3.4 million. The increase in net cash used from the year ended December 31, 1999 to the year ended December 31, 1998 was primarily due to the timing of expenditures.

     Net cash generated from investing activities amounted to $7.8 million for the year ended December 31, 2000. Net cash received from the acquisition of businesses of $19.0 million, proceeds from the maturities of marketable securities of $19.8 million and the sale of an intangible asset of $.5 million, were offset by purchases of property and equipment and purchases of marketable securities of $18.9 million and $12.6 million, respectively for the year ended December 31, 2000. Net cash used in investing activities amounted to $16.8 million and $4.8 million for the years ended December 31, 1999 and 1998, respectively. The net cash used primarily related to investments in marketable securities and preferred stock during the year ended December 31, 1999 and capital expenditures during the year ended December 31, 1998.

     Cash flows provided by financing activities of $48.5 million for the year ended December 31, 2000 primarily consisted of net proceeds from a follow-on public offering and other proceeds from the issuances of common stock of $139.8 million, offset by a $90.0 million repayment of a subordinated redeemable convertible note issued by us in connection with our acquisition of the Microelectronics Group of PairGain and other miscellaneous items. Net cash provided by financing activities was $54.2 million and $7.3 million in the years ended December 1999 and 1998, respectively and was provided by the issuance of common and preferred stock, other debt and bank borrowings.

     We believe that our sources of capital, including internally generated funds and the net proceeds from our follow-on public offering, net of the repayment of the subordinated redeemable convertible note, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses and products and technologies that are complimentary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we can not raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results or financial condition.

ALTHOUGH WE EXPERIENCED NO SIGNIFICANT YEAR 2000 DISRUPTIONS WE WILL CONTINUE TO MONITOR DEVELOPMENTS

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century of the year. In late 1999, we completed our Year 2000 compliance project. As a result of our efforts, we experienced no significant disruptions related to Year 2000. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of suppliers. The incremental costs related to the Year 2000 project were not material to the results of our operations, financial position or cash flows. We have not experienced any significant issues and will continue to monitor throughout Year 2000 our critical computer applications, and those of our suppliers, to ensure that any Year 2000 matters that may arise are addressed promptly.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of December 31, 2000, substantially all of our investments were in money market funds, certificates of deposits, or high-quality commercial paper.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements of the Company included herein and listed under the heading "(a) (1) Financial Statements" of Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. ANNUAL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the sections of the Company's proxy statement for the 2001 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the sections of the Company's proxy statement for the 2001 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section of the Company's proxy statement for the 2001 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company's proxy statement for the 2001 Annual Meeting of Stockholders entitled "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements- The following financial statements are included at the indicated page of this Form 10-K and incorporated into this Item 14(a)(1) by reference:

         Report of Independent Accountants....................................37
         Consolidated Balance Sheets..........................................38
         Consolidated Statements of Operations................................39
         Consolidated Statements of Changes in Stockholders' Equity...........40
         Consolidated Statements of Cash Flows................................41
         Notes to Consolidated Financial Statements...........................42

     (a)(2) Financial Statement Schedule--Schedule II--Valuation and Qualifying Accounts

     The financial statement schedule has not been included herein since the schedule has been included in the financial statements included elsewhere in this Form 10-K.

     (a)(3) Exhibits- See Index to Exhibits

     (b) Reports on Form 8-K -- The Company filed one report on Form 8-K/A during the fourth quarter ended December 31, 2000. Information regarding such report is as follows:

     --------------------------- -----------------------------------------------
     Date of Report              Item Reported On

     --------------------------- -----------------------------------------------
     --------------------------- -----------------------------------------------
     October 10, 2000            Filing to amend previously filed Form 8-K to
                                     include accountants' consents
     --------------------------- -----------------------------------------------

                        Report of Independent Accountants


To the Board of Directors and Stockholders of GlobeSpan, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of GlobeSpan, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------


PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 24, 2001

                                 GLOBESPAN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           December 31,
                                                        2000        1999
                                                        ----        ----
  ASSETS
  Current assets:
    Cash and cash equivalents                       $   88,489   $ 24,657
    Short-term investments                              10,640     12,011
    Accounts receivable, less allowance for
    doubtful accounts of $5,403 and $337,
    respectively                                        59,922      9,160
    Accounts receivable from affiliates                      -        146
    Inventories                                         60,281     10,656
    Deferred income taxes                               14,838          -
    Prepaid expenses and other current assets            5,168      3,101
                                                         -----      -----
       Total current assets                            239,338     59,731
  Property and equipment, net                           24,394      5,853
  Intangible assets, net                               636,682          -
  Other assets                                           4,715      5,407
                                                         -----      -----
       Total assets                                  $ 905,129   $ 70,991
                                                     =========   ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                $   36,502    $ 4,333
    Accounts payable to affiliates                       2,313         80
    Accrued expenses and other liabilities              15,825      2,049
    Payroll and benefit related liabilities             17,128      7,688
    Current portion of capital lease obligations         3,414        965
                                                         -----        ---
       Total current liabilities                        75,182     15,115
  Other long-term liabilities                            1,428          -
  Deferred Taxes                                        21,524          -
  Capital lease obligations, less current portion        3,444        443
                                                         -----        ---
       Total liabilities                               101,578     15,558
                                                       -------     ------

  Commitments and contingencies (Note 15)

  Stockholders' equity:
    Preferred stock, par value $0.001; 10,000,000
     shares authorized; none issued or outstanding           -          -
    Common stock, par value $0.001; 400,000,000
     shares authorized; 72,247,190 and 58,134,678
     shares issued and outstanding, respectively            72         58
    Stock purchase warrant                                   1          1
    Additional paid-in capital                       1,043,519     77,378
    Notes receivable from stock sales                  (5,262)    (7,412)
    Deferred stock compensation                       (68,229)    (1,218)
    Accumulated other comprehensive loss                  (99)       (22)
    Accumulated deficit                              (166,451)   (13,352)
                                                     ---------   --------
       Total stockholders' equity                      803,551     55,433
                                                       -------     ------
       Total liabilities and stockholders' equity    $ 905,129   $ 70,991
                                                     =========   ========



     The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                                 Years Ended December 31,
--
                                                                                   2000                 1999                 1998
                                                                                   ----                 -----                ----
Net revenues                                                                    $ 348,098            $  56,220            $  31,464

Cost of sales                                                                     142,430               20,879                9,882
Cost of sales related to termination charge                                          --                  1,119                 --
                                                                                ---------            ---------            ---------
Gross profit                                                                      205,668               34,222               21,582
                                                                                ---------            ---------            ---------

Operating expenses:
  Research and development (including non-cash
compensation of $16,761 for the year ended
December 31, 2000)                                                                115,411               26,531               18,694
  Selling, general and administrative
(including non-cash compensation of $7,356 for
the year ended December 31, 2000)                                                  53,504               14,389               10,217
  In process research and development                                              44,854                 --                   --
  Amortization of intangible assets                                               131,832                 --                    583
                                                                                ---------            ---------             --------
    Total operating expenses                                                      345,601               40,920               29,494
                                                                                ---------            ---------            ---------

(Loss) from operations                                                           (139,933)              (6,698)              (7,912)
Interest expense non-cash                                                          43,439                 --                   --
Interest (income) expense, net                                                     (1,902)              (1,133)                 134
Foreign exchange (gain)                                                               (63)                --                   --
                                                                                 --------               ------               ------

(Loss) before income taxes and extraordinary
item                                                                             (181,407)              (5,565)              (8,046)
Provision (benefit) for income taxes                                               15,131                 --                   (217)
                                                                                 --------               ------               ------

(Loss) before extraordinary item                                                 (196,538)              (5,565)              (7,829)
Preferred stock deemed dividend and accretion                                          --               (3,466)                  --
                                                                                 --------               ------               ------
Loss attributable to common stockholders before
extraordinary item                                                               (196,538)              (9,031)              (7,829)

Extraordinary item - gain on the redemption of the
beneficial conversion feature                                                      43,439                 --                   --
                                                                                ---------            ---------            ---------
Net loss attributable to common stockholders                                     (153,099)              (9,031)              (7,829)
                                                                                 ========               ======               ======

Other comprehensive loss:
Unrealized loss on marketable securities                                             --                     22                 --

Foreign currency translation loss                                                     77                  --                   --
                                                                                ---------            ---------            ---------

Comprehensive loss attributable to common
  stockholders                                                                  $(153,176)           $  (9,053)           $  (7,829)
                                                                                 =========            =========            ========

Basic and diluted (loss) per share:
  Loss before extraordinary item                                                $   (3.03)           $   (0.19)           $   (0.22)
  Extraordinary item                                                                 0.67                 --                   --
                                                                                ---------            ---------            ---------
  Net loss                                                                      $   (2.36)           $   (0.19)           $   (0.22)
                                                                                =========            =========            =========

Basic and diluted weighted average shares                                          64,924               46,613               36,254
                                                                                =========            =========            =========

   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                    Notes                 Accumulated
                                               Common Stock   Stock   Additional Receivable   Deferred       Other
                                               ------------  Purchase  Paid-in      From        Stock     Comprehensive
                                             Shares   Amount Warrant   Capital   Stock Sales Compensation    (Loss)
                                           ---------- ------ -------- ---------- ----------- ------------ -------------

Balance-December 31, 1997                  36,860,022 $   37 $     1   $    7,214  $    (794) $       (52) $        -
Net loss
Distribution to Communication Partners,
L.P. (Note 10)                                                  3,653      (3,653)
Exercise of employee stock options            127,962                          61
Non-employee stock options                                                     44                     (44)
Amortization of non-employee stock
options                                                                                                20
Benefit from exercise of nonqualified
stock options                                                                   2
Repayment of note receivable                                                               5
Forfeiture of restricted stock               (192,189)                        (64)        64
                                           ---------- ------ --------  ----------  ---------- ------------ ----------
Balance-December 31, 1998                  36,795,795     37    3,654       3,604       (725)         (76)          -

Net loss
Issuance of common stock due to initial
public offering, net of costs              11,212,500     11               49,729
Net exercise of warrants                    2,173,500      2   (3,653)      3,651
Forgiveness of subordinated loan to
Communication Partners, L.P.                                                  100
Issuance of common stock and exercise
of stock options                            3,568,521      4                7,091     (6,775)
Issuance and conversion of Series A
preferred stock, net of costs               4,384,362      4               14,601
Preferred dividend attributable to
beneficial conversion feature                                              (2,616)
Stock options issued at less than fair
market value                                                                1,218                  (1,162)
Amortization of non-employee stock
options                                                                                                20
Repayment of notes receivable                                                            336
Interest earned on notes receivable                                                     (248)
Accumulated other comprehensive loss                                                                             (22)
                                           ---------- ------ --------  ----------  ---------- ------------ ----------
Balance - December 31, 1999                58,134,678     58        1      77,378     (7,412)      (1,218)       (22)

Net loss
Issuance of common stock due to
secondary public offering, net of costs     1,406,250      1              132,970          -
Issuance of common stock and exercise
of stock options                            1,971,952      2                5,442
Acquisitions and acquisition related
stock options issued at less than fair
value                                      10,734,310     11              843,418                 (85,420)
Redemption of Beneficial Conversion
Feature                                                                   (47,340)
Tax benefit for deferred stock
compensation                                                               30,116
Interest eaned on and repayment of
notes receivable                                                                       2,150
Stock options issued at less than fair
market value                                                                                         (563)
Amortization of compensatory stock
options                                                                                            18,972
Options issued to non-employees                                             1,535

Accumulated other comprehensive loss                                                                             (77)

                                           ---------- ------ --------  ----------  ---------- ------------ ----------
Balance - December 31, 2000                72,247,190 $   72 $      1  $1,043,519  $  (5,262) $   (68,229) $     (99)
                                           ========== ====== ========  ==========  ========== ============ ==========



                                                                           Total
                                                    Accumulated         Stockholders'
                                                      Deficit              Equity
                                                    -----------         -------------
Balance-December 1997                               $       42         $      6,448
Net loss                                                (7,829)              (7,829)
Distribution to Communication Partners,
L.P. (Note 10)                                                                    -
Exercise of employee stock options                                               61
Non-employee stock options                                                        -
Amortization of non-employee stock
options                                                                          20
Benefit from exercise of nonqualified
stock options                                                                     2
Repayment of note receivable                                                      5
Forfeiture of restricted stock                                                    -
                                                     ----------        -------------
Balance-December 31, 1998                               (7,787)               (1,293)

Net loss                                                (5,565)               (5,565)
Issuance of common stock due to initial
public offering, net of costs                                                 49,740
Net exercise of warrants                                                           -
Forgiveness of subordinated loan to
Communication Partners, L.P.                                                     100
Issuance of common stock and exercise
of stock options                                                                 320
Issuance and conversion of Series A
preferred stock, net of costs                                                 14,605
Preferred dividend attributable to
beneficial conversion feature                                                 (2,616)
Stock options issued at less than fair
market value                                                                      56
Amortization of non-employee stock
options                                                                           20
Repayment of notes receivable                                                    336
Interest earned on notes receivable                                             (248)
Accumulated other comprehensive loss                                            ( 22)
                                                    ----------         -------------
Balance December 31, 1999                              (13,352)               55,433

Net loss                                              (153,099)             (153,099)
Issuance of common stock due to
secondary public offering, net of costs                                      132,971
Issuance of common stock and exercise
of stock options                                                               5,444
Acquisitions and acquisition related
stock options issued at less than fair
value                                                                        758,009
Redemption of Beneficial Conversion
Feature                                                                      (47,340)
Tax benefit for deferred stock
compensation                                                                  30,116
Interest eaned on and repayment of
notes receivable                                                               2,150
Stock options issued at less than fair
market value                                                                    (563)
Amortization of compensatory stock
options                                                                       18,972
Options issued to non-employees                                                1,535
Accumulated other comprehensive loss                                             (77)
                                                    ----------         -------------
Balance - December 31, 2000                         $ (166,451)        $     803,551
                                                    ==========         =============


   The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Years Ended
                                                                         December 31,
                                                           ---------------------------------------
                                                              2000            1999          1998
                                                           ----------      ----------      -------
Cash flow (used in) provided by operating activities:
  Net (loss)                                              $(153,099)      $(5,565)      $(7,829)
  Adjustments to reconcile net (loss)
     to cash (used in) provided by
     operating activities:
     Deferred income taxes                                   (7,914)            --          500
     Tax benefits from the exercise of
     employee stock options                                  21,997             --           --
     Non-cash compensation                                   22,585             --           --
     Issuance of non-employee stock options                   1,535             --           --
     Provision for bad debts                                  5,066            276           12
     Amortization of intangible assets                      131,832             --           --
     Provision for inventory obsolescence                       167             --           95
     Amortization and depreciation                           10,368          3,513        2,657
     In process research and development                     44,854             --           --
  Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable                                           (54,816)        (5,686)       1,059
     (Increase) in inventories                              (49,221)        (9,744)        (888)
     (Increase) in prepaid expenses and
      other assets                                             (999)        (3,278)      (1,698)
     Increase (decrease) in accounts
       payable                                               29,062          1,955         (194)
     Increase in accrued expenses and
     other current liabilities                                5,843          5,736        2,886
                                                          ---------      ---------      -------
Net cash provided by (used in) operating
activities                                                    7,260        (12,793)      (3,400)
                                                          ---------      ---------      -------
Cash flows used in investing activities:
 Capital expenditures                                       (18,902)        (1,229)      (4,810)
 Sale of intangible asset                                       500
 Net cash received from acquisition of
 businesses (See note 9)                                     18,975             --           --
 Purchases of marketable securities                         (12,631)      (111,087)          --
 Proceeds from sale/maturities of
 marketable securities                                       19,860         97,564           --
 Investment in preferred stock                                   --         (2,000)          --
                                                          ---------      ---------      -------
Net cash provided by (used in) investing
activities                                                    7,802        (16,752)      (4,810)
                                                          ---------        -------       ------
Cash flows provided by financing
activities:
  (Repayments of) proceeds from borrowings
    under subordinated  note payable                        (90,000)        (4,900)       5,000
  (Repayments of) proceeds from borrowings
      under line of credit                                     (192)        (2,466)       2,466
  Proceeds from issuance of common and
  preferred Stock                                           139,788         62,049           61
  Proceeds from repayment of notes receivable                 2,070             88            5
  Repayments of capital lease borrowings                     (3,161)          (581)        (185)
                                                          ---------      ---------      -------
Net cash provided by financing activities                    48,505         54,190        7,347
                                                          ---------      ---------      -------
Net increase (decrease) in cash and cash
  Equivalents                                                63,567         24,645         (863)
Effect of exchange rates on cash and cash
  equivalents                                                   265             --           --
Cash and cash equivalents at beginning of
  period                                                     24,657             12          875
                                                          ---------      ---------      -------
Cash and cash equivalents at end of period                $  88,489      $  24,657      $    12
                                                          =========      =========      =======
Supplemental disclosure of cash flow Information:
  Cash paid:
     Interest                                             $   2,890      $     442      $   145
                                                          =========      =========      =======
     Income taxes                                         $     116       $     --      $   492
                                                          =========      =========      =======
Supplemental non-cash financing activities:
 Conversion of preferred stock into
 common stock                                             $      --      $  12,000       $   --
                                                          =========      =========      =======
  Notes receivable for sale of stock                      $      --      $   7,023       $   --
                                                          =========      =========      =======
  Forgiveness of subordinated note payable                $      --      $     100       $   --
                                                          =========      =========      =======
  Equipment acquired under capital lease                  $   4,664      $   1,191      $   861
                                                          =========      =========      =======

     The accompanying notes are an integral part of these financial statements.

                                 GLOBESPAN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1.  Nature of Business and Basis of Presentation

     GlobeSpan, Inc. is a leading provider of advanced integrated circuits that enable broadband digital communications to homes and business enterprises. We design, develop and supply these integrated semiconductor chips, or chip sets, for use in digital subscriber line, or DSL networks, which utilize the existing network of copper telephone wires known as the local loop for the high-speed transmission of data.

     Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking among branch offices. These transmission applications are expanding to include voice and video transmissions over the same copper wire. We sell our integrated circuits to equipment manufacturers for incorporation into products that are sold to telecommunications service providers and end-users worldwide.

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

     Assets acquired by the Company for $2.0 million consisted of certain research and development activities, patents and customer licenses related to carrierless amplitude phase modulation technique (generally referred to as "CAP Technology") which is used to transmit data over copper telephone wires. In addition, certain customer rent and lease agreements of AT&T Paradyne Corporation were acquired directly by Rental Acquisition Corp. and Lease Acquisition Corp., and certain net assets relating to the manufacturing, marketing and research activities for data communications and networking products for commercial end users and network service providers were acquired by Paradyne Networks (all of which are direct or indirect subsidiaries of Communication Partners, L.P.). Paradyne Networks also entered into a product distribution agreement with Lucent. Additionally, certain assets and liabilities of AT&T Paradyne Corporation were retained by Lucent or disposed of prior to the transaction. All assets and liabilities and activities acquired by subsidiaries of Communication Partners, L.P., other than the Company, or retained by Lucent have been excluded from the accompanying financial statements.

     The total purchase price of the Company has been allocated as follows:

               Core Technology (See Note 2)...    $ 2,000
                                                  -------
                 Total Assets.................    $ 2,000
                                                  =======
               Liabilities Assumed............    $    --
                                                  -------
                 Total Net Assets Acquired....    $ 2,000
                                                  =======

     The accompanying financial statements include the accounts of the Company. See discussion of related party transactions in Note 16. As of December 31, 2000 and December 31, 1999, Communication Partners, L.P. or other entities affiliated with Texas Pacific Group owned 21% and 59%, respectively, of the Company's outstanding stock.

     The Company is a leading worldwide provider of advanced digital subscriber line (DSL) integrated circuits which enable high-speed data transmission over the existing network of copper telephone wires known as the local loop. The Company sells integrated circuits as chip sets to manufacturers of DSL equipment for incorporation into products which are sold to telecommunications service providers and end users. On June 23, 1999, the Company completed its initial public offering ("IPO") of 11,212,500 shares of common stock at $5.00 per share. Net proceeds received by the Company, after deducting offering costs, totaled $49.7 million.

     On August 2, 2000, we completed a follow-on public offering of 8.625 million shares of common stock at a price of $100.00 per share. Of the 8.625 million shares of common stock, 1.406 million shares were sold by the Company, resulting in proceeds from the offering of $133.0 million, net of related expenses, and 7.219 million shares were sold by selling shareholders (including
1.125 million shares sold by selling shareholders upon exercise by the underwriters of their over-allotment option). The Company did not receive any of the proceeds from the sales of shares by the selling shareholders. The Company used the proceeds from this offering to repay the subordinated redeemable convertible note issued by us in connection with our acquisition of certain employees and technology of the Microelectronics Group of PairGain, and the balance is being used for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services and acquisitions.

2.  Summary of Significant Accounting Policies

     The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

Principles of Consolidation

     The consolidated financial statements include the accounts of GlobeSpan, Inc. and all of its wholly-owned subsidiaries. The financial condition and results of operations for the year ended December 31, 2000 include the results of acquired subsidiaries from their effective dates (See Note 3). All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realizability of deferred tax assets and useful lives or amortization periods of intangible assets. Actual results could differ from those estimates. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future realizability of the Company's assets.

Revenue Recognition

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of our revenue is from product sales.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Of the total inventory of $60.3 million at December 31, 2000, $57.2 million was finished goods inventory and the remaining $3.1 million was work in process. Substantially all of the inventory at December 31, 1999 was finished goods inventory.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the leases or the estimated useful lives of the assets. Gains or losses on disposals of property and equipment are recorded in current operations.

Intangibles Assets

     Intangible assets at December 31, 2000 consist of the excess of the purchase price of acquired businesses over the fair value of net assets acquired (goodwill) of $676.7 million, and other acquired intangibles including core technology and workforce of $82.8 million and $9.0 million, respectively. These assets are being amortized over periods ranging from 2 to 4 years. Amortization expense and accumulated amortization related to intangible assets, as of and for the year ended December 31, 2000 was $131.8 million. We periodically evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability and undiscounted cash flows are the primary indicators used to assess the recoverability of intangible assets.

     There were no intangible assets at December 31, 1999 and 1998. Amortization expense related to intangible assets for the years ended December 31, 1998 and 1997 was $0.6 million and $1.0 million, respectively. This amortization expense was related to the core technology acquired by the Company at its inception (See
Note 1).

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

Comprehensive Income

     The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of operations. The Company adopted FAS No. 130 in 1998. The Company reported other comprehensive loss of $77 and $22 for the years ended December 31, 2000 and 1999, respectively.

Long-Lived Assets

     The impairment of long-lived assets is assessed by Management using factors including probable comparable fair market values, anticipated future cash flows, and the aggregate value of the related businesses taken as a whole. These factors are periodically reviewed to determine whether current events or circumstances require an adjustment to the carrying values or estimated useful lives of fixed or intangible assets in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets."

Stock Splits

     In February 1998, the board of directors approved a 1.5-to-1 stock split. In March 1999, the board of directors approved a 1-for-3 reverse stock split. On January 21, 2000, the Company's board of directors approved a 3-for-1 stock split applicable to all issued and outstanding shares of our common stock, par value $0.001. This 3-for-1 stock split was effected in the form of a stock dividend and became effective on February 25, 2000, when stockholders of record received two additional shares of common stock for each outstanding share of common stock held as of the record date.

     All share, stock option and stock warrant information included in the accompanying financial statements and related notes have been restated for all periods to reflect these stock splits.

Recent Accounting Pronouncements

     In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

Reclassifications:

     Certain reclassifications have been made to conform prior-year amounts to the current year presentation.

3. Acquisitions

     On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The acquisition was accounted for as a purchase transaction. The Company acquired such Ficon shares for $5 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of these shares may be issued in the future based upon the continued employment of certain Ficon shareholders and the completion of development milestones mutually agreed to by the parties. As of December 31, 2000, 422,729 shares have been issued as a result of continued employment and 500,000 shares have been issued as a result of the completion of development milestones. Up to an additional 537,271 shares may be issued as a result of continued employment and an additional 499,999 shares are subject to issue at the completion of certain additional development milestones.

     On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The terms of the Note gave the Company the option to redeem the Note, in cash, within the first six months after its issue, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Company redeemed the Note for a cash payment of $90.0 million during the year ended December 31, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. In connection with the repayment of the Note, the Company recognized the redemption of the beneficial conversion feature, previously recorded, for $47.3 million and a gain on the associated redemption of $43.4 million. The beneficial conversion feature was recorded upon issuance of the Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as interest expense non-cash over the period the beneficial conversion feature was first available. For the year ended December 31, 2000, $43.4 million was recorded as interest expense non-cash.

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

     The following is a summary of all consideration paid for the acquisitions of Ficon, PairGain, T.sqware, iCompression, and ATecoM during the year ended December 31, 2000:

       Fair value of common stock issued                       $717,436
       Subordinated redeemable convertible note issued           90,000
       Cash paid                                                  8,231
       Transaction costs                                          5,104
                                                               ---------
       Total purchase price                                    $820,771
                                                               =========

     The assets and liabilities of the acquired entities were recorded at their appraised fair market value at the dates of acquisition. The allocations were as follows:

       Cash and short-term investments                         $36,364
       Accounts receivable                                         867
       Prepaid and other assets                                  2,297
       Property and equipment                                    4,441
       Goodwill and intangibles                                763,500
                                                             ---------
                                                               807,469

       In process research and development                      44,854
       Liabilities assumed                                     (31,522)
                                                             ---------
       Total purchase price                                   $820,771
                                                             =========


     Each of the acquisitions we made in 2000 was accounted for as a purchase and have been included in the Company's results of operations from their closing dates. The excess of purchase price over the fair value of net assets acquired, reflected as intangible assets, is being amortized on a straight-line basis over periods ranging from two to four years.

     The amount allocated to in process research and development ("IPR&D") of $44.9 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisition:

- the present value of the forecasted cash flows and income that were expected to result from the project;
-        the status of the project;
-        completion costs;
-        project risks;
-        the value of core technology; and
-        the stage of completion of the project.

     In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the projects. The determination of the value of IPR&D was based on efforts completed as of the date the respective entities were acquired.

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

     The Company also granted stock options to employees, including those of other acquired entities, at various discounts to fair market value as part of its long-term employee retention strategy and has recorded additional deferred stock compensation associated with such option grants amounting to $60.8 million during the year ended December 31, 2000. These amounts are being amortized over vesting periods ranging from six months to four years on a straight line basis.

     The following unaudited pro forma information represents a summary of the results of operations as if the Ficon, Pairgain, T.sqware, iCompression, and ATecoM acquisitions occurred on January 1, 1999.

                                                 Year ended December 31,
                                                 2000              1999
                                                 ----             -----

       Revenue                              $    351,946          $   62,960
                                            ============          ==========
       Net loss                             $  (232,569)          $(259,064)
                                            ============          ==========
       Net loss per common share            $     (3.41)         $    (4.60)
                                            ============          ==========

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1999. A charge of $44.9 million related to IPR&D is included in all periods presented.

4.  Concentration of Risk and Customer Information

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade receivables. The Company does not generally require collateral from its customers and substantially all of its trade receivables are not subject to collateral requirements. At December 31, 2000 and 1999, five of the Company's customers accounted for $54,445 (90.9%), and $6,473 (70.7%), of net accounts receivable, respectively.

     Sales to three customers amounted to approximately $217,800 (62.6%), $30,854 (54.9%), and $22,042 (70.1%) of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Revenues from customers who represented more than 10% of net revenues were as follows:

                                                  Years Ended
                                                  December 31,
                                         2000        1999         1998
                                    -------------  ----------   -------

         Net revenues:
           Customer A.............      $96,494    $ 23,185     $ 15,190
           Customer B.............       82,234          --           --
           Customer C.............       39,040
           Customer D.............          --          --         3,974

     The Company's sales to overseas customers are predominantly denominated in the U.S. dollar. Revenues by geographic region for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                                 Years Ended
                                                 December 31,
                                                 ------------
                                       2000         1999         1998
                                   -----------    ---------    --------

         Net revenues:
           North America .........     $224,276     $29,760      $21,214
           Europe ................       10,291       5,091        3,712
           Mexico/Latin America ..       24,713       7,725        3,063
           Asia ..................       88,766      13,061        2,973
           Australia .............           52         583          502
                                       --------     -------      -------
                                       $348,098     $56,220      $31,464
                                       ========     =======     ========

     A single vendor manufactures substantially all of the chip sets sold by the Company. Purchases from this vendor approximated 90%, 75%, and 81%, of total inventory purchases for the years ended December 31, 2000, 1999, and 1998, respectively. If this vendor were to become unwilling or unable to continue to manufacture these chip sets in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternative sources, if required in the future, could result in delays or reductions in product shipments.

5.  Property and Equipment

     Property and equipment consists of the following:

                                                  December 31,
                                                ---------------
                                                2000          1999
                                              -------        -------
   Computers and equipment                    $21,591         $5,604
   Office furniture and fixtures                1,650            156
   Software                                     8,393          2,668
   Leasehold improvements                       1,813          1,132
   Property under capital leases,
   primarily computers and equipment            6,557          2,052
   Construction in progress                       656              -
                                                -----          -----
                                               40,660         11,612
   Less: accumulated depreciation             (16,266)        (5,759)
                                              -------         ------
                                             $ 24,394        $ 5,853
                                             ========        =======

     Included in operating expenses is depreciation expense of $9,275, $3,247, and $2,054 for the years ended December 31, 2000, 1999, and 1998, respectively. Accumulated amortization on assets accounted for as capital leases, amounted to approximately $1,420, $484 and $47 as of December 31, 2000, 1999 and 1998, respectively.

6.      Marketable Securities

     Marketable securities are included in cash equivalents, short-term investments and other long-term assets, as appropriate. At December 31, 2000 and 1999, marketable securities totaling $10,778 and $13,523 were available-for-sale and recorded at fair value:

                           Gross Unrealized  Gross Unrealized       Unrealized
                  Cost     Holding Gains     Holding Gains (Losses) Market Value
                  --------------------------------------------------------------
December 31, 2000 $10,778  $0                $0                     $10,778
December 31, 1999 $13,545  $0                ($22)                  $13,523

     Proceeds from the sale of available-for-sale securities during the years ended December 31, 2000 and 1999 were approximately $19.8 million and $0 for which there was an immaterial associated gain or loss.

7.       Defined Contribution Plan

     The Company participates in a 401(k) plan covering substantially all employees, which was maintained by Paradyne Networks until June 1999. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to 6.0% of an employee's annual salary. Additionally, the board of directors may grant discretionary contributions based on an employee's age. Contributions to the plan paid by Paradyne Networks on behalf of the Company amounted to approximately $348 for the year ended December 31, 1998. In addition, the Company accrued $179 for discretionary contributions as of December 31, 1998. Contributions to the plan by the Company amounted to approximately $1,423 and $541 for the years ended December 31, 2000 and 1999.

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

9.       Supplemental Cash Flow Data

     The Company acquired cash of approximately $31.9 million in connection with the acquisitions of T.sqware and iCompression completed during the second quarter of 2000 and used cash of approximately $12.9 million in connection with the purchases of Ficon, certain technology and employees of PairGain and ATecoM completed during the first quarter and third quarters of 2000, resulting in net cash received from acquisitions of approximately $19.0 million during the year ended December 31, 2000, as follows:

       Purchase price                                         $ 820,771
       Common stock issued                                     (717,436)
       Subordinated redeemable
            convertible note payable                            (90,000)
       Accrued transaction costs                                   (434)
                                                              -----------
       Cash paid                                              $  12,901
       Less: cash acquired                                      (31,876)
                                                              ----------
       Net cash received from
         acquisition of businesses                             $(18,975)
                                                               =========

10.      Stock Purchase Warrant

     In connection with the Company's inception (see Note 1), the Company issued a warrant to acquire 3,937,500 shares of its common stock at an exercise price of $2.24 per share to Lucent. The warrant was due to expire upon payment or transfer by Paradyne Networks, an affiliated company, of its long-term debt which was due to mature on June 30, 2000 and upon the sale or merger of the Company (as provided in the Stock Warrant Agreement) at a price less than the exercise price. The warrant includes other provisions, including certain anti-dilution provisions.

     In August 1998, Paradyne Networks settled its outstanding long-term debt which was due on June 30, 2000. As a term of such settlement, the Company agreed to extend the exercise period of the outstanding stock purchase warrant to the earlier of June 30, 2001 or the consummation of a qualifying business combination, as defined. In connection therewith, the Company recorded a $3,653 distribution to the Parent based on the increase in the fair value of the warrant resulting from the extension of the outstanding warrant term. (See Note
16).

     Upon the closing of the IPO, the outstanding warrant to purchase common stock issued to Lucent Technologies was net exercised for 2,173,500 shares of common stock.

11.      Income Taxes

     Deferred tax assets (liabilities) are comprised of the following:

                                               December 31,
                                            -----------------
                                             2000        1999
                                            ------      ------
  Net intangible assets                   $      -   $    616
  Net depreciable assets                     3,534       (48)
  Accrued expenses                           4,553        219
  Deferred Compensation                      9,655         --
  Net operating loss carryforwards          20,398      3,965
  Other                                        892        174
                                               ---        ---
                                            39,032      4,926
  Less valuation allowance[1]              (35,325)    (4,926)
                                          --------    -------
  Net deferred tax assets                    3,707         --
  Net intangible assets                    (10,393)        --
                                          --------         --
  Net deferred tax liability              $ (6,686)  $     --
                                          ========    =======

[1] The December 31, 2000 valuation allowance includes $7,913 from acquired companies.

     The Company has acquired and generated federal and state net operating loss carryforwards of approximately $68,809 and $14,330 as of December 31, 2000 and December 31, 1999, respectively, which are due to expire between 2007 and 2020.
Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the utilization of federal net operating loss carryforwards when an ownership change occurs. Generally, an ownership change occurs when a greater than 50% change in ownership takes place over a three-year test period. The annual utilization of net operating loss carryforwards generated prior to such change in ownership is limited, in any one year, to a percentage of the fair market value of the Company at the time of the ownership change.

     The Company has provided a valuation allowance against certain of its deferred tax assets because of uncertainty regarding their realizability, primarily due to the expectation of tax return deductions related to future employee stock option exercises.

     The Company's income taxes payable have been reduced by the tax benefits associated with dispositions and exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders' equity and amounted to $30,116 for the year ended December 31, 2000.

     The components of the provision (benefit) for income taxes are as follows:

                                                     Years Ended
                                                     December 31,
                                           2000          1999           1998
                                        ----------    ----------     --------
Current:
  Federal                                 $18,678       $   --       $  (649)
  State                                     4,368           --           (23)
                                        ---------     ---------     ---------
                                           23,046           --          (672)
                                        ---------     ---------     ---------
Deferred:
  Federal                                 (26,621)      (1,595)       (1,834)
  State                                    (3,780)        (281)         (761)
  Change in valuation allowance            22,486        1,876         3,050
                                        ----------    ---------     ---------
                                           (7,915)        --             455
                                        ----------    ---------     ---------
Income tax provision (benefit)           $ 15,131       $ --        $  (217)
                                        =========     =========     =========

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income before taxes, excluding amounts associated with the beneficial conversion feature in 2000, as follows:

                                                          Years Ended
                                                          December 31,
                                                        ---------------
                                                 2000        1999       1998
                                              ----------  ----------   -------

 U.S. statutory rate                            (35.0)%     (34.0)%     (34.0)%
 State taxes                                      2.1        (5.9)       (6.6)
 Amortization of intangible assets               13.1        --         --
 In process research and
 development                                     11.4
 Net operating loss utilized                      2.9        --         --
 Other                                             .1        --         --
 Change in valuation allowance                   16.3        39.9        37.9
                                                 ----        ----       -----
 Effective tax rate                              10.9%        0.0%       (2.7)%
                                                 ====        ====       =====

12.      Earnings per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options is required to be computed using the treasury stock method. As of December 31, 2000 and 1999, the Company had outstanding options, restricted stock and a warrant to purchase an aggregate of 17,371,585 and 8,572,575 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

     The computations of Basic EPS and Diluted EPS for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                       2000           1999          1998
                                                       ----           ----          ----

Numerator:
Loss before extraordinary item                       $(196,538)     $ (5,565)     $ (7,829)
Preferred stock dividend and accretion                      --        (3,466)           --
Loss attributable to common shareholders before      ---------      --------      --------
extraordinary item                                    (196,538)       (9,031)       (7,829)
Extraordinary item                                      43,439            --            --
                                                     ---------      --------      --------
Net loss attributable to common stockholders         $(153,099)     $ (9,031)     $ (7,829)
                                                     =========      ========      ========

Denominator:
  Basic shares                                          64,924        46,613        36,254
  Effect of dilutive stock options                          --            --            --
  Diluted shares                                        64,924        46,613        36,254
                                                     =========      ========      ========

Basic and diluted loss per share:
Loss attributable to common stockholders before
extraordinary item                                   $   (3.03)     $  (0.19)     $  (0.22)
Extraordinary item                                   $    0.67            --            --
                                                     ----------     ---------     ---------
Net loss attributable to common stockholders         $   (2.36)     $  (0.19)     $  (0.22)
                                                     =========      ========      ========


13.     Stockholders' Equity

     In June 2000, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock, $0.001 par value, to 400,000,000 shares.

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

     In May 1999, the Company completed the sale of an aggregate 1,461,454 shares of Series A Stock and warrants to purchase an aggregate 900,000 shares of common stock for gross proceeds of $12.0 million to two investors (the "Series A Investors"). The warrants issued to the Series A Investors were exercisable for a five year term and at exercise prices equal to $5.00 per share for the first 225,000 shares, $6.25 per share for the second 225,000 shares, $7.50 per share for the third 225,000 shares and $8.75 per share for the last 225,000 shares.

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

     Upon consummation of the IPO, the Series A Stock converted into 4,384,362 shares of common stock.

14.     Stock Option Plans and Employee Stock Purchase Plan

1996 Equity Incentive Plan

     In December 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") pursuant to which, as amended, nonqualified or incentive stock options, stock bonus and restricted stock awards (collectively, "Stock Awards") to purchase up to 10,165,899 of the Company's common stock may be granted to employees, directors and consultants. Stock Awards granted under the 1996 Plan generally vest in equal installments over a four-year period. The exercise price of incentive stock options granted under the 1996 Plan may not be less than the fair market value of the underlying shares (110% of the fair market value in the case of a 10% voting shareholder) at the grant date. Each stock option is exercisable for ten years (five years in the case of a 10% voting stockholder) from the date of grant. Through December 31, 2000, no stock options had been granted to a 10% stockholder.

     Under the 1996 Plan, certain individuals to whom stock options have been granted may elect to exercise those options prior to the lapse of the full vesting period. Upon termination of employment, the Company may repurchase any unvested shares issued pursuant to such election at the exercise price. During the years ended December 31, 2000 and 1998, the Company repurchased 179,162 and 192,189 shares under such provision. No shares had been repurchased during the year ended December 31, 1999. At December 31, 2000, 1999 and 1998, there were 647,536, 2,249,784 and 506,250 shares, respectively, issued and outstanding that were subject to this repurchase provision.

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

1999 Supplemental Stock Option Plan

     In December 1999, the Company's board of directors approved the adoption of the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). Upon adoption of the 1999 Supplemental Plan, the Company reserved 6,000,000 shares of its common stock, for issuance under the 1999 Supplemental Plan. During 2000, the Company reserved an additional 5,315,000 shares of its common stock, for issuance under the 1999 Supplemental Plan. Under the 1999 Supplemental Plan, the Company may grant incentive or nonqualified stock options to non-officer employees and consultants. The 1999 Supplemental Plan will be administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Supplemental Plan.

1999 Equity Incentive Plan

     In March 1999, the Company's board of directors approved the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan was approved by the Company's stockholders in May 1999. Upon adoption of the 1999 Plan with the closing of the Company's IPO, the Company reserved 3,000,000 shares of its common stock, together with the shares of common stock remaining available for issuance under the 1996 Plan, for issuance under the 1999 Plan. The number of shares reserved for issuance under the 1999 Plan shall automatically increase each year beginning May 1, 2000, by the lesser of 5.0% of the total number of shares of common stock then outstanding or 3,000,000 shares. Under the 1999 Plan, the Company may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or stock units to employees, non-employee directors and consultants. The 1999 Plan will be administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Plan.

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

     A summary of the Company's Stock Option Plans showing granted, exercised and forfeited stock options (in thousands) since December 31, 1997 is as follows:

                                                                       Weighted
                                                                       Average
                                                                      Purchase
                                                Options                 Price
                                                --------              ---------
Balance at
  December 31, 1997.                               4,098                 $ .33
  Granted...........                               1,856                 $3.01
  Exercised.........                               (128)                 $ .49
  Forfeited.........                               (147)                 $1.14
Balance at
  December 31, 1998.                              5,679                  $1.18
  Granted...........                              5,806                 $14.86
  Exercised.........                             (3,564)                 $2.00
  Forfeited.........                                (72)                 $2.95
                                               --------
Balance  at
  December 31, 1999.                              7,849                 $10.91
  Granted...........                              10,576                $65.85
  Exercised.........                             (1,497)                 $1.56
  Forfeited.........                               (544)                $74.00
                                               ---------
Balance at
  December 31, 2000.                              16,384                $45.23

    The following table summarizes information about outstanding stock options (in thousands) as of December 31, 2000:

                             Options Outstanding          Options Exercisable
                                 Weighted-
                                  Average    Weighted   Exercisable   Weighted
 Actual Ranges     Outstanding   Remaining    Average       at        Average
  of Exercise      at December  Contractual  Exercise    December     Exercise
     Prices          31, 2000       Life      Price      31, 2000      Price
 --------------    -----------  -----------  --------    ----------   --------
  $0.33 - 07.99        3,890       7.7        $3.10      2,899           $2.01
  $10.40-19.83         1,216       8.8       $17.32        386          $17.07
 $20.13 - 29.06        2,619       8.9       $23.17      1,814          $23.00
 $30.19 - 39.61        1,685       9.2       $32.02          6          $37.00
 $40.63 - 48.29          822       9.2       $44.89        228          $43.19
 $50.13 - 59.00           81       9.7       $54.03          0
 $60.88 - 69.50        1,797       9.2       $63.46          0
 $73.19 - 79.75          783       9.3       $75.16         18          $75.25
 $80.00 - 89.44          417       9.4       $83.69          0
 $90.00 - 98.06          371       9.4       $94.26        121          $95.06
$100.00 - 107.81         675       9.6      $102.48          1         $100.50
$110.00 - 119.56       1,690       9.5      $116.30          0
$120.56 - 129.81         222       9.6      $126.43         25         $123.62
$130.38 - 139.130        100       9.4      $132.82         13         $133.39
$141.63 - 146.00          16       9.6      $143.57          0
-------------------------------------------------------------------------------
 $0.33 - 146.00       16,384       8.8       $45.23      5,511          $14.86

     The Company has, in connection with the acquisitions discussed in Note 3, assumed the stock option plans of each acquired company. During the year ended December 31, 2000, a total of approximately 721,000 shares of the Company's common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table.

Employee Stock Options

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had the compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the 1996 Plan consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company's net
(loss) and fully diluted earnings per share on a pro forma basis would have been ($230,553), ($14,368) and ($9,236) and ($3.55), ($.31) and ($.25) for the years ended December 31, 2000, 1999 and 1998, respectively, calculated with the use of the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2000, 1999 and 1998: (1) risk-free interest rate of 6.3%, 5.9% and 4.6% respectively; (2) dividend yield of 0.00%; (3) expected life of four years for December 31, 2000 and 1999 and five years for December 31, 1998; and (4) volatility of 100% for December 31, 2000 and 1999 and .001% for December 31, 1998. Results may vary depending on the assumptions applied within the model.

     During 2000 and 1999, the Company granted stock options to employees to purchase shares of common stock at exercise prices less than the estimated fair market value of the Company's common stock at the time of grant. In connection with these issuances, the Company recorded $89,552, and $1,218 of deferred compensation, of which $22,582 and $56 was recognized during 2000 and 1999, respectively, as compensation expense. The deferred compensation is being amortized over the vesting period, which is generally four years. The Company determined the amount of deferred compensation as the difference between the fair market value of the Company's Common Stock and the exercise price on the date of grant.

Non-employee Options

     In fiscal 2000 and 1998, the Company granted 32,000 and 16,500 stock options, respectively, to non-employees. In accordance with the requirements of EITF 96-18, the Company recorded $1,535 and $44, respectively, reflecting the estimated fair value of these options utilizing the Black-Scholes option-pricing model. The Company has amortized this obligation to expense over the period services were performed. In 1999, there were no stock options granted to non-employees.

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

15.      Commitments and Contingencies

     The Company leases certain facilities for office and research and development activities under agreements that expire at various dates through 2011. In addition, the Company leases certain computer and office equipment under agreements that are classified as capital leases, the net book value of which was $4,744 and $1,568 at December 31, 2000 and 1999, respectively. Minimum required future lease payments under the Company's capital and operating leases at December 31, 1999 are as follows:

                                Capital Operating
                                  Leases Leases
      Years Ended December 31,

           2001                                              $4,172    $ 8,356
           2002                                               2,591      8,099
           2003                                               1,295      6,643
           2004                                                   6      6,307
           2005                                                   4      6,251
           Thereafter                                            --     28,756
                                                            -------     ------
                Total minimum lease payments                  8,068    $64,412
      Less: amount representing interest                     (1,210)
                                                             ------
      Present value of net minimum lease payments             6,858
      Less: current portion                                  (3,414)
                                                             ------
                                                            $ 3,444
                                                            =======

     Rent expense for the years ended December 31, 2000, 1999, and 1998 approximated $2,850, $1,049 and $868 respectively, and is included in operating expenses. In December 1998, the Company subleased additional office space from Paradyne Networks on a month to month basis. Rent expense relating to these additional spaces amounted to $44 for the year ended December 31, 1999.

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

16.      Related Party Transactions

     During the years ended December 31, 2000, 1999, and 1998, the Company recorded product sales of $8,355, $3,224, and $962, respectively, related to goods sold to Paradyne Networks. Receivables related to such product sales as of December 31, 1999 amounted to $146. At December 31, 2000, the Company had a payable to Paradyne Networks in the amount of $2,313. Sales reflect, through June 30, 1998, a discount, equal to cost plus 15%, provided to Paradyne Networks pursuant to a Cooperative Development Agreement. In July 1998, the Company revised its discounted pricing arrangement with Paradyne Networks that had existed under the Cooperative Development Agreement. Paradyne agreed to modify the pricing terms such that Paradyne Networks purchased products from the Company at preferential prices. In exchange, the Company agreed to pay a 1.25% fee based on net revenues up to an aggregate amount of $1.5 million. In March 1999, the Company and Paradyne Networks agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne Networks an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately $1.2 million) to terminate the July discount pricing arrangement with Paradyne Networks. Such payment was made in 1999 and was charged to cost of sales.

     In addition, GlobeSpan and Paradyne Networks as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and Paradyne Networks also entered into a four-year Supply Agreement which gave Paradyne Networks preferential pricing and other terms in connection with the sale by GlobeSpan of products to Paradyne Networks. Under the terms of the Supply Agreement, GlobeSpan is required to honor Paradyne Networks ' orders for GlobeSpan's products in quantities at least consistent with Paradyne Networks' past ordering practices and must afford Paradyne Networks at least the same priority for Paradyne Networks' orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted Paradyne Networks a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of Paradyne Networks' products which incorporate GlobeSpan's products.

     In 1998, Paradyne Networks provided operating, management and other administrative services for the Company pursuant to an Intercompany Services Agreement. Paradyne Networks charged the Company for the cost of such services, without markup, in accordance with the Intercompany Services Agreement, which amounted to $231 for the year ended December 31, 1998. In the opinion of management, the method of allocation was reasonable.

     In February and December 1998, the Company purchased fixed assets from Paradyne Networks for an aggregate cost of $1,442. These assets were sold at their net book value since the transaction involved entities under common control.

     In September 1998, the Company purchased from Paradyne Networks certain GlobeSpan chip sets which it held in its inventory in the amounts of $98. GlobeSpan purchased these chip sets for resale to other customers.

     In December 1998, the Company subleased additional office space from Paradyne Networks. In connection therewith, the Company reimbursed approximately $392 of Paradyne Networks' moving expenses, the cost of which is included in operating expenses for the year ended December 31, 1998.

17.      Valuation and Qualifying Accounts

                                                            Balance at       Additions -                         Balance at
                                                            Beginning        Costs and                            End of
                  Classification                            of Period         Expenses      Deductions (a)        Period
                  (In thousands)
Year ended December 31, 2000:
    Allowance for doubtful accounts                             $337            5,094              (28)           $5,403
    Valuation allowance-deferred tax asset                    $4,926           30,399                 -          $35,325
    Inventory obsolescence reserve                               $95              167                 -             $262
Year ended December 31, 1999:
    Allowance for doubtful accounts                              $61              306              (30)             $337
    Valuation allowance-deferred tax asset                    $3,050            1,876                 -           $4,926
    Inventory obsolescence reserve                               $95                -                 -              $95
Year ended December 31, 1998:
    Allowance for doubtful accounts                              $49               61              (49)              $61
    Valuation allowance-deferred tax asset                       $ -            3,050                 -           $3,050
    Inventory obsolescence reserve                               $ -               95                 -              $95

    (a) Represents accounts written off as uncollectible.



18.    Quarterly Results of Operations (Unaudited)

                                                                      Three Months Ended
                                        Mar. 31,   Jun. 30,     Sep. 30,    Dec. 31,      Mar. 31,    Jun. 30,  Sep. 30,   Dec. 31,
                                         2000        2000         2000         2000         1999        1999      1999       1999
                                      ----------- -----------  ----------- -----------  ----------- ---------- ----------  -------
                                                        (In thousands except per share data)
Statement of Operations:
Net revenues                            $31,060   $75,901     $110,353    $   130,784    $  8,641      $9,434    $ 17,032    $21,113

Gross profit                             19,580     46,548      65,224         74,316       4,621       6,198      10,448     12,955

(Loss) income from operations           (13,643)   (64,850)    (32,519)       (28,921)     (3,687)     (2,246)       (811)        46

(Loss) income before taxes
and extraordinary item                  (22,899)   (88,700)    (42,147)       (27,661)     (3,869)     (5,830)       (258)       926

(Loss) income before
extraordinary item                      (22,899)   (88,700)    (50,386)       (34,553)     (3,869)     (5,830)       (258)       926

Net (loss) income attributed
to common shareholders                  (22,899)   (88,700)     (6,947)       (34,553)     (3,869)     (5,830)       (258)       926
(Loss) income before
extraordinary item per
common share - basic                       (.39)     (1.42)      (0.74)          (.49)      (0.11)      (0.14)      (0.01)      0.02
                                        =======    =======    ========    ===========    ========      =======    ========    ======

Net (loss) income per common
share - basic                              (.39)     (1.42)      (0.10)          (.49)      (0.11)      (0.14)      (0.01)      0.02
                                        =======    =======    ========    ===========    ========      =======    ========    ======
(Loss) income before
extraordinary item per
common share - fully diluted               (.39)     (1.42)      (0.74)          (.49)      (0.11)      (0.14)      (0.01)      0.02
                                        =======    =======    ========    ===========    ========      =======    ========    ======

Net (loss) income per
common share - fully diluted            $  (.39)   $ (1.42)   $  (0.10)   $     (.49)    $ (0.11)      $(0.14)    $ (0.01)    $ 0.01

                                        =======    =======    ========    ===========    ========      =======    ========    ======

                                     57

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBESPAN, INC.


March 30, 2001                By  /s/ Armando Geday
                                -----------------------------------------------
                                  Armando Geday
                                 President, Chief Executive Officer and Director



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

       SIGNATURE                        TITLE                   DATE

/s/ Armando Geday             President, Chief Executive   March 30, 2001
------------------------      Officer and Director
     Armando Geday


/s/ Robert McMullan           Vice President and Chief     March 30, 2001
------------------------      Financial Officer
    Robert McMullan


/s/ Thomas Epley              Director                     March 30, 2001
------------------------
     Thomas Epley


/s/ Keith Geeslin             Director                     March 30, 2001
------------------------
     Keith Geeslin


/s/ David Stanton             Director                     March 30, 2001
------------------------
     David Stanton


                              Director                     March 30, 2001
------------------------
     Dipanjan Deb


/s/ James Coulter             Director                     March 30, 2001
------------------------
     James Coulter


/s/ Barbara Connor            Director                     March 30, 2001
------------------------
     Barbara Connor


/s/ Federico Faggin           Director                     March 30, 2001
------------------------
     Federico Faggin


                              Director                     March 30, 2001
------------------------
      John Marren

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER

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

2.3 Agreement and Plan of Merger among the Company, Needles Acquisition Corp. and T.sqware, Inc., dated April 20, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 12, 2000).

2.4 Amended and Restated Agreement and Plan of Merger among the Company, Indigo Acquisition Corp. and iCompression, Inc., dated June 13, 2000 (incorporated into this document by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-3 filed on July 3, 2000 (File No. 333-40782)).

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

4.2 Investors' Rights Agreement between the Company, Intel Corporation, Cisco Systems, Inc. and Communication Partners, L.P., dated May 6, 1999 (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

4.3 Warrant for the purchase of Common Stock made by the Company and held by Cisco Systems, Inc., dated May 6, 1999 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

4.4 Warrant for the purchase of Common Stock made by the Company and held by Cisco Systems, Inc., dated May 6, 1999 (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

4.5 Registration Rights Agreement between the Company and PairGain Technologies, Inc., dated February 24, 2000 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2000).

4.6 Registration Rights Agreement between the Several Persons named in Annex I thereto, dated January 28, 2000 (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed on July 7, 2000).

4.7 Instrument Defining Rights of Stockholders of Registrant (incorporated into this document by reference to the Company's Form 8-A (File No. 000-26401)).

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

10.5# Lease Agreement between Shav Associates and the Company, dated March 20, 2001.

10.6 Termination Agreement between the Company and Paradyne Corporation, dated December 31, 1998 (incorporated herein by reference to Exhibit
        10.10 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.7* Employment Agreement between the Company and Armando Geday, dated April 1, 1997 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.8+ Agreement for the Manufacture and Sale of ASIC Products between the Company and Lucent Technologies Inc. Microelectronics, dated March 23, 1999 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.9 Intellectual Property Agreement among the Company, Lucent Technologies Inc. and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.10 Tax Matters Agreement between the Company and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.11+ Product Supply Agreement between the Company and Paradyne Corporation dated March 16, 1999 (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.12 AT&T Trademark and Patent Agreement between the Company, AT&T Corp. and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.13 Covenant Not to Sue between the Company and Intel Corporation, dated May 6, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-75173).

10.14   1999 Supplemental Plan (incorporated  herein by reference to Exhibit 4.4
        to  the  Company's   Registration   Statement  on  Form  S-8  (File  No.
        333-40720)).

10.15 T.Sqware, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.16 T.Sqware, Inc. 1997 Stock Option Plan Sub Plan for French Employees (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.17 2000 Stock Option Plan Sub Plan for French Employees (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.18 iCompression, Inc. 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.19 Internext Compression, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.20 Ultima Communication, Inc. 1999 Stock/Option Issuance Plan (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-49864)).

10.21   AtecoM,  Inc.  1996  Stock Plan  (incorporated  herein by  reference  to
        Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-49864)).

21.1#   Subsidiaries of the Company.

23.1#   Consent of PricewaterhouseCoopers LLP.

24.1#   Power of Attorney (included on signature page).

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

* Constitutes a management contract or compensatory plan or arrangement.

# Filed herewith.