Form 10-Q
period 2001-03-31
GLOBESPAN INC/DE
filed 2001-05-15
CIK 1081197

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001


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

     The number of shares outstanding of the Registrant's Common Stock as of
                         April 25, 2001 was 73,421,802.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GlobeSpan, Inc.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information


  Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000.............................................2

        Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2001 and 2000........................3

        Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000........................4

        Notes to Condensed Consolidated Financial Statements.................5

  Item 2. Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations...................10

  Item 3. Quantitative and Qualitative Disclosures About Market
             Risk...........................................................13


Part II  Other Information..................................................13

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                 GlobeSpan, Inc.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (in thousands)
                                         March 31, 2001        December 31, 2000
                                        ----------------       -----------------
ASSETS
Current Assets:
 Cash and cash equivalents               $  79,451             $     88,489
 Short-term Investments                      9,482                   10,640
 Accounts receivable, less allowance
   for doubtful accounts of $5,861
   and $5,403, respectively                 36,261                   59,922
 Inventories, net                           54,358                   60,281
 Deferred income taxes                      44,911                   14,838

 Prepaid expenses and other current
   assets                                    5,552                    5,168
                                         ---------------       -----------------
       Total current assets                230,015                  239,338

 Property and equipment, net                27,852                   24,394

 Intangible assets, net                    586,043                  636,682

 Other assets                                3,648                    4,715
                                         ---------------       -----------------
       Total assets                      $ 847,558             $    905,129
                                         ===============       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                        $  26,282             $     36,502
 Accounts payable to affiliates              2,109                    2,313
 Accrued expenses and other liabilities     26,122                   15,825
 Payroll and benefit related liabilities    14,013                   17,128
 Current portion of capital lease
    obligations                              2,779                    3,414
                                       -----------------       -----------------
       Total current liabilities            71,305                   75,182
 Other long-term liabilities                 1,540                    1,428
 Deferred Taxes                             44,911                   21,524
 Capital lease obligations, less
    current portion                          2,924                    3,444
                                       -----------------       -----------------
       Total liabilities                   120,680                  101,578
                                       -----------------       -----------------

Stockholders' equity
 Preferred stock                                 -                        -
 Common stock                                   72                       72
 Stock purchase warrants                         1                        1
 Notes receivable from stock sales          (5,205)                  (5,262)
 Additional paid in capital              1,049,714                1,043,519
 Deferred stock compensation               (61,835)                 (68,229)
 Accumulated deficit                      (255,613)                (166,451)
 Accumulated other comprehensive loss         (256)                     (99)
                                       -----------------       -----------------
       Total stockholders' equity          726,878                  803,551
                                       -----------------       -----------------
       Total liabilities and
          stockholders'equity              847,558                 905,129
                                       =================       =================

   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                           For The Three Months
                                                              Ended March 31,
                                                           ---------------------
                                                             2001        2000
                                                           ----------   --------

Net revenues                                               $ 108,213   $ 31,060
 Cost of sales                                                45,837     11,480
 Cost of sales - Provision for excess and
    obsolete inventories                                      48,967          -
                                                           ----------  ---------
Gross profit                                                  13,409     19,580
                                                           ----------  ---------

Operating expenses:
 Research & development (exclusive of non-cash
    compensation of $6,574 and $1,879 for the three
    months ended March 31, 2001 and 2000, respectively)       41,983     12,759
 Selling, general & administrative (exclusive of non-
    cash compensation of $1,195 and $1,569 for the three
    months ended March 31, 2001 and 2000, respectively)       14,499      7,811
   Amortization of intangible assets                          50,235     11,310
   In-process research and development                             -      1,343
                                                           ----------  ---------
       Total operating expenses                              106,717     33,223
                                                           ----------  ---------
 Loss from operations                                        (93,308)   (13,643)
 Interest expense - non-cash                                       -      9,364
 Interest income, net                                         (1,098)      (108)
                                                           ----------  ---------
 Loss before benefit for income taxes                        (92,210)   (22,899)
 Benefit for income taxes                                     (3,048)         -
                                                           ----------  ---------
 Net loss                                                    (89,162)   (22,899)
                                                           ==========  =========
 Other comprehensive loss:
   Foreign currency translation adjustment                       157          -
                                                           ----------  ---------

 Comprehensive loss                                        $ (89,319)  $(22,899)
                                                           ==========  =========

 Basic and diluted loss per share                          $   (1.25)  $   (.39)
                                                           ==========  =========

 Weighted average shares of common stock outstanding
   used in computing basic and diluted loss per share         71,098     58,640
                                                           ==========  =========








   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             Three Months
                                                                                                Ended
                                                                                               March 31,
                                                                                     -----------------------------
                                                                                       2001                 2000
                                                                                     -------              --------
Cash flow (used in) provided by operating activities:
Net loss                                                                            $(89,162)             $(22,899)

Adjustments to reconcile net loss to cash provided by (used in)
 operating activities:
   Provision for bad debts                                                               458                   509
   Provision for excess and obsolete Inventory                                        48,967                   -
   Deferred income taxes                                                             (10,975)                  -
   Tax benefits from employee stock option plans                                       5,602                   -
   Non-cash interest expense                                                             -                   9,364
   Non-cash compensation expense                                                       7,769                 3,448
   Depreciation and amortization                                                       4,386                 1,034
   Amortization of intangible assets                                                  50,235                11,310
   Interest on convertible note payable                                                  -                     444
   In-process research and development                                                   -                   1,343
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                                23,607                (7,322)
     (Increase) in inventory                                                         (34,565)               (5,914)
     (Increase) decrease in prepaids and other assets                                 (2,084)                1,923
     Increase in accounts payable                                                    (10,424)                1,873
     Increase in accrued expenses and other liabilities                               (1,071)                6,076
                                                                                     --------             ---------

   Net cash (used in) provided by operating activities                                (7,257)                1,189
                                                                                     --------             ---------
Cash flow (used in) investing activities:
Purchases of property and equipment                                                   (5,434)               (1,578)
Proceeds from sale of intangible asset                                                   404                   -
Net cash used for acquisitions of businesses (See Note 4)                                -                  (6,638)
Proceeds from sale/maturity of marketable securities                                   1,516                 9,133
Purchases of marketable securities                                                       -                  (1,386)
                                                                                     --------             ---------
   Net cash used in investing activities                                              (3,514)                 (469)
                                                                                     --------             ---------
Cash flow provided by financing activities:
Proceeds received from issuance of common stock                                        2,905                 1,882
Proceeds from repayment of notes receivable                                               57                   243
Repayments of capital lease obligations                                               (1,072)                 (395)
                                                                                     --------             ---------
   Net cash provided by financing activities                                           1,890                 1,730
                                                                                     --------             ---------
Effect of exchange rates on cash and cash equivalents                                   (157)                    -
                                                                                     --------             ---------

Net (decrease)/increase in cash and cash equivalents                                  (9,038)                2,450
Cash and cash equivalents at beginning of period                                      88,489                24,657
                                                                                     --------             ---------
Cash and cash equivalents at end of period                                          $ 79,451              $ 27,107
                                                                                     ========             =========
Supplemental non-cash financing activities:
   Capital lease borrowings                                                              -                     511

   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF  BUSINESS AND BASIS OF PRESENTATION

    GlobeSpan, Inc. is a leading provider of advanced integrated circuits that enable broadband digital communications to homes and business enterprises. We design, develop and supply these integrated semiconductor chips, or chip sets, for use in digital subscriber line, or DSL, networks, which utilize the existing network of copper telephone wires known as the local loop for the high-speed transmission of data.

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

Unaudited Interim Financial Statements
--------------------------------------

    The accompanying unaudited consolidated financial statements have been prepared by GlobeSpan and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Certain reclassifications have been made to conform prior year financial statements to the current year presentation. For further information, refer to the financial statements and notes thereto included in GlobeSpan's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Use of Estimates
----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realizability of deferred tax assets and useful lives or amortization periods of intangible and other fixed assets. Actual results could differ from those estimates.

     As disclosed in Note 2 - Inventories, net, the Company recorded a provision for excess and obsolete inventory during the first quarter of 2001. The Company's policies and procedures for assessing the use and recoverability of inventory primarily consist of on-going reviews of inventory levels, product marketing plans, sales backlog, sales forecast, and product life cycles, all of which require management to make estimates that must take into consideration unexpected changes in our customers' demands and in their customers' demands, extended lead times from suppliers, intense competition, rapid technological development and frequent new product introductions. Considering the above, we cannot assure you that we will not record additional provisions for excess and obsolete inventory in the future.

Principles of Consolidation
---------------------------

    The consolidated financial statements include the accounts of GlobeSpan, Inc. and all of its wholly-owned subsidiaries. The financial condition and results of operations for the three months ended March 31, 2000 include the results of acquired subsidiaries from their effective dates (See Note 3). All intercompany transactions and balances are eliminated in consolidation.


Earnings Per Share
------------------

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

    As of March 31, 2001 and 2000, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 17,712,542 and 12,530,908 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

Revenue Recognition
-------------------

    Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of our revenue is from product sales.

Concentration of Risk and Customer Information
----------------------------------------------

    One customer accounted for 45.2% of the Company's net revenues during the three months ended March 31, 2001 and the Company's three largest customers accounted for 63.0% of net revenues in the three months ended March 31, 2001. For the three months ended March 31, 2000, three customers accounted for 29.5%, 14.6% and 6.1% of net revenues, respectively.

    At March 31, 2001 and December 31, 2000, five of the Company's customers accounted for $21,092 (58.2%), and $54,445 (90.9%), of net accounts receivable, respectively.

Recent Accounting Pronouncements
--------------------------------

    In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

2.  INVENTORIES, NET

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at March 31, 2001 and December 31, 2000 consisted of the following:

                                              March 31, 2001  December 31, 2000
                                              --------------- ------------------
   Work in process                                   $ 2,123             $3,088
   Finished Goods                                    $92,984            $57,455
   Reserve for excess and obsolete inventories      $(40,749)             $(262)
                                                   ---------            -------
   Inventories, net                                  $54,358            $60,281
                                                   =========            =======

       As a result of a slowdown in the global telecommunications equipment market and customer inventory balancing problems, we continued to receive customer requests to reduce or cancel sales orders or push-out delivery dates during the three months ended March 31, 2001. These conditions reflected a rapid change in our business environment and in customer demand as compared to the fourth quarter of 2000. Consequently, our backlog has been reduced significantly and our ability to estimate customer demand has been impacted.

       We do not produce our own inventory, but subcontract the manufacturing to foundries. We must order inventory from these foundries substantially in advance of delivery, and in the fourth quarter of 2000, we ordered inventory for delivery in the first quarter of 2001 based on the record level of demand in the fourth quarter. Due to the reduction and cancellation of orders and push-out of delivery dates in the first quarter of 2001, as well as our decision to accelerate customer transition to higher density and higher performance product, we recorded a provision for excess and obsolete inventories during the first quarter of approximately $49.0 million. Of the provision, $20.0 million relates to products for which customer demand no longer exists and the remainder to product for which we have decided to migrate customers to more advanced products. Approximately $40.5 million of the provision was for excess and obsolete inventory on hand as of March 31, 2001, and, accordingly, this portion of the total provision was recorded in the reserve for excess and obsolete inventories included in the table above. The remaining $8.5 million was for non-cancelable purchase commitments for inventory received after March 31, 2001, and accordingly, this portion of the total provision was recorded as a loss reserve and was included in accrued expenses and other liabilities.

3.  ACQUISITIONS

    On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of these shares may be issued in the future based upon the continued employment of certain Ficon shareholders and the completion of development milestones mutually agreed to by the parties. As of March 31, 2001, 487,226 shares have been issued as a result of continued employment and 500,000 shares have been issued as a result of the completion of development milestones. Up to an additional 472,774 shares may be issued as a result of continued employment and an additional 499,999 shares are subject to issue at the completion of certain additional development milestones which are achieved during the second quarter of 2001.

    On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The terms of the Note gave the

Company the option to redeem the Note, in cash, within the first six months after its issue, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Company redeemed the Note for a cash payment of $90.0 million during the year ended December 31, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. A beneficial conversion feature was recorded upon issuance of the Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as interest expense non-cash over the period the beneficial conversion feature was first available. For the quarter ended March 31, 2000, $9.4 million was recorded as interest expense non-cash.

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

    Each of the acquisitions we made in 2000 was accounted for as a purchase and has been included in the Company's results of operations from their closing dates. The excess of purchase price over the fair value of net assets acquired, reflected as intangible assets, is being amortized on a straight-line basis over periods ranging from two to four years.

    The amount allocated to in-process research and development ("IPR&D") of $1.3 million during the quarter ended March 31, 2000 was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisition:

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

     The following unaudited pro forma information represents a summary of the results of operations as if the Ficon, Pairgain, T.sqware, and iCompression acquisitions occurred on January 1, 2000.

                                        For the three months ended
                                                 March 31, 2000
       Revenue                               $           31,920
                                             ==================
       Net loss                              $          (73,326)
                                             ==================
       Net loss per common share             $            (1.07)
                                             ==================

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.

4.     SUPPLEMENTAL CASH FLOW DATA:

     In the first quarter of 2000 the company used cash of approximately $6.6 million for business acquisitions in connection with the purchase of Ficon Technology Inc. and for the purchase of certain technology and employees of the Microelectronics Group of PairGain Technologies Inc.:

       Purchase price                              $   274,366
       Common stock issued                            (174,756)
       Subordinated redeemable
            convertible note payable                   (90,000)
       Accrued transaction costs                        (2,626)
                                                   ------------
       Cash paid                                   $     6,984
       Less: cash acquired                                (346)
                                                   ------------
       Net cash used for
         acquisitions of businesses                $     6,638
                                                   ============

5.     RELATED PARTY TRANSACTIONS

     During the three month period ended March 31, 2000, the Company recorded product sales of $1.9 million to Paradyne Networks. At March 31, 2001, the Company had a payable to Paradyne Networks in the amount of $2.1 million.

     ZiLOG currently manufactures products for us. ZiLOG is controlled by an affiliate of the Texas Pacific Group, an investment firm that is our controlling shareholder and has two representatives on our Board. One of our directors is also a member of the board of directors of ZiLOG. For the three months ended March 31, 2001 and 2000, we purchased $3.8 million and $1.2 million, respectively, of products and engineering services from ZiLOG.

6.     INCOME TAXES

     The Company recorded a benefit for income taxes of $3.0 million for the three months ended March 31, 2001. This benefit is comprised of a deferred benefit of $11.0 million, net of a current provision of $8.0 million. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. The benefit reflects an effective tax rate of 3.3% for the three months ended March 31, 2001. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance. The benefit for income taxes excludes current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $1.0 million during the three months ended March 31, 2001. As of March 31, 2001, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance.

7.     SUBSEQUENT EVENT - PRIVATE OFFERING OF CONVERTIBLE SUBORDINATED NOTES

    On May 11, 2001, we issued $130.0 million of 5.25% convertible subordinated notes (the "Convertible Notes") due in May 2006. Up to an additional $20.0 million of the Convertible Notes are available for purchase by the initial purchaser to cover over allotments. The Convertible Notes may be converted by the holder into GlobeSpan common stock at any time before May 15, 2006, at a conversion price of $26.67 per share. The Company may redeem the Convertible Notes prior to their due date, subject to certain additional redemption payments. The Convertible Notes and common stock issuable upon conversion of the Convertible Notes have not been registered under the Securities Act of 1933 and are being offered only to qualified institutional buyers qualified under Rule 144A.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobeSpan's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, customer implementation plans, risks of price competition among DSL chip set suppliers, risks of customer loss or decreases in purchases by significant customers, risks of dependence upon third-party suppliers, risks of integrating acquisitions, risks due to rapid changes in the market for DSL chip sets, market acceptance of new products, ability of telecommunications service providers to market and sell DSL services, uncertainties concerning continued the impact of competitive products, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees and general market conditions and other risk factors described herein or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobeSpan as of the date hereof and GlobeSpan assumes no obligation to update any such forward-looking statements.


         The following table presents our unaudited results as a percentage of revenues for the three months ended March 31, 2001 and 2000. Our results of operations are reported as a single business segment.

                                            For the Three Months
                                               Ended March 31,
                                     -----------------------------
                                          2001          2000
                                     -----------------------------

Net revenues                             100.0%        100.0%
Cost of sales                             42.3          37.0
Cost of sales - Provision for excess
and obsolete inventories                  45.3            -
                                     -----------------------------
 Gross profit                             12.4          63.0
                                     -----------------------------

Operating expenses:
   Research and development,
including non-cash compensation of
6.1% and 6.1%, respectively               38.8          41.1
   Selling, general and
administrative, including non-cash
compensation of 1.1% and 5.1%,
respectively                              13.4          25.1
   Amortization of intangible assets      46.4          36.4
   In process research and
development                                 -            4.3
                                     -----------------------------
     Total operating expenses             98.6          106.9
                                     -----------------------------
Loss from operations                     (86.2)        (43.9)
Interest expense non-cash                   -           30.2
Interest income, net                      (1.0)         (0.4)
                                     -----------------------------
Loss before benefit for income taxes     (85.2)        (73.7)
Benefit for income taxes                  (2.8)           -
                                     -----------------------------
Net Loss                                 (82.4)%       (73.7)%
                                     =============================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Revenues. Our net revenues were $108.2 million and $31.1 million in the three months ended March 31, 2001 and 2000, respectively. This amounts to an increase of 248.4%. This increase in net revenues was primarily due to the increase in unit volume shipments to existing customers, expansion of our customer base, introduction of new products and, to a lesser extent, net revenues from acquired businesses. Due to the slowdown in the global telecom market and customer inventory balancing problems, we expect a sequential decline in our net revenues during the three months ended June 30, 2001.

COST OF SALES AND GROSS PROFIT. Our gross profit was $13.4 million and $19.6 million in the three months ended March 31, 2001 and 2000, respectively. This amount represents a decrease of 31.6%. Our gross profit percentage was 12.4% and 63.0% in the three months ended March 31, 2001 and 2000, respectively. The decrease in gross profit percentage and dollars in the three months ended March 31, 2001 is primarily attributed to the cost of sales related to the provision for excess and obsolete inventories (the "Provision") of $49.0 million. The Provision consisted of $20.0 million for integrated circuits that reached end of life stages during the first quarter of 2001 due to no future customer demand and $29.0 million for integrated circuits that reached end of life stages during the first quarter of 2001 due to our decision to accelerate our customers' transition to our next generation product. Excluding the Provision, our margin for the three months ended March 31, 2001 was $62.4 million or 57.6%. The decrease in gross margin percentage, excluding the Provision, was related to lower average selling prices due to increased unit volumes shipped. The increase in gross profit dollars, excluding the Provision, was the result of higher net revenues. We expect the gross margin percentage and dollars, exclusive of the Provision, may decrease in the future from the first quarter of 2001 level of 57.6% due to anticipated reductions in average selling prices, product mix and customer mix.

RESEARCH AND DEVELOPMENT. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses were $42.0 million and $12.8 million in the three months ended March 31, 2001 and 2000, respectively. This amount represents an increase of 229.1%. Included in research and development expenditures for the three months ended March 31, 2001 and 2000 is $6.6 million and $1.9 million of non-cash compensation, as we exchanged our common stock with employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures increased 225.5%. Research and development expenses represented 38.8% (32.7% excluding non-cash compensation) and 41.1% (35.0% excluding non-cash compensation) of net revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in dollars is primarily attributable to the increase in the number of employees engaged in research, design and development activities. The decrease in research and development expense as a percentage of net revenues was due to higher net revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $14.5 and $7.8 million for the three months ended March 31, 2001 and 2000, respectively. This amount represents an increase of 85.6%. Included in selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 is $1.2 million and $1.6 million of non-cash compensation, as we exchanged our common stock with employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 113.1%. Selling, general and administrative expense represented 13.4% (12.3% excluding non-cash compensation) and 25.1% (20.0% excluding non-cash compensation) of net revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisitions, increased commissions and administrative costs. The decrease in the percentage of selling, general and administrative expense as a percentage of net revenues was due to higher net revenues.


AMORTIZATION OF INTANGIBLE ASSETS. We completed several acquisitions during the year ended December 31, 2000. As a result of these acquisitions, we have recorded intangible assets which are being amortized on a straight line basis over their estimated useful lives. The increase in dollar amount and percentage of amortization expense is the result of the timing of our acquisitions during 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT. During the three months ended March 31,
   2000, we completed the acquisition of Ficon, which had a development project not yet complete at the date of the acquisition. The amounts allocated to in-process research and development ("IPR&D")of $1.3 million was expensed upon acquisition, as it was determined that the underlying project had not reached technological feasibility, had no future alternative use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the present value of forecasted cash flows and income that were expected from the projects, the status of the project, completion costs, project risks, the value of the core technology, and the stage of completion of the project. In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of the project. The determination of IPR&D was based on efforts completed as of the date the entity was acquired.

INTEREST EXPENSE NON-CASH. As part of the purchase price for the Microelectronics Group of PairGain, we issued a subordinated redeemable convertible note with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price over the period up until the debt was first convertible with approximately $9.4 million being recorded during the three months ended March 31, 2000. No such amounts were amortized during the three months ended March 31, 2001, as we repaid the subordinated redeemable convertible note on August 9, 2000.


INTEREST INCOME, NET. Interest income for the three months ended March 31, 2001 was $1.3 million, offset by interest expense of $0.2 million, resulting in net interest income of $1.1 million. Net interest income for the three months ended March 31, 2000 was $0.1 million, which resulted from interest on cash balances. The increase in net interest income was the result of investment of excess cash balances.

BENEFIT FOR INCOME TAXES. The income tax benefit of $3.0 million recognized during the three months ended March 31, 2001, represents a benefit of 3.3% of the loss before benefit for income taxes. The effective rate is affected by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance.



Liquidity and Capital Resources
-------------------------------

    Total assets at March 31, 2001 were $847.6 million, a decrease of $57.5 million, or 6.4% from December 31, 2000 total assets of $905.1 million. The decrease from December 31, 2000 is primarily a result of continued amortization of intangible assets from our acquisitions during 2000, as well as decreases in cash and cash equivalents, accounts receivable and inventories, which are explained below.

    As of March 31, 2001, we had working capital of approximately $158.7 million, $79.5 million in cash and cash equivalents and $9.5 million in short-term marketable securities. At December 31, 2000, we had working capital of $164.2 million, $88.5 million in cash and cash equivalents and $10.6 million in short-term marketable securities.

    Net cash used in operating activities was $7.3 million in the three months ended March 31, 2001, compared to net cash provided by operating activities of $1.2 million in the three months ended March 31, 2000. The decrease was primarily due to an increase in inventory purchases, partially offset by an increase in customer collections during the three months ended March 31, 2001.

    Net cash used in investing activities was $3.5 million during the three months ended March 31, 2001. Purchases of property and equipment of $5.4 million were offset by proceeds of marketable securities of $1.5 million. Net cash used in investing activities during the three months ended March 31, 2000 was $0.5 million, consisting primarily of cash used in acquisitions and purchases of property and equipment, net of proceeds from marketable securities.

    Cash flows provided by financing activities of $1.9 million during the three months ended March 31, 2001 primarily consisted of proceeds from the Company's employee stock purchase program, net of repayments of capital lease obligations. Cash flows from financing activities of $1.7 million during the three months ended March 31, 2000 were related to proceeds from the issuance of common stock.

    We believe that our sources of capital, including cash and cash equivalents, the net proceeds from our May 2001 convertible subordinated notes offering, short-term investments and internally generated funds will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses and products and technologies that are complimentary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we can not raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results or financial condition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of March 31, 2001, substantially all of our investments were in money market funds, certificates of deposits, or high quality commercial paper.


PART II. OTHER INFORMATION

         None Required



                                 GLOBESPAN, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GLOBESPAN, INC.



Date: May 14, 2001             By: /s/ Robert McMullan
                                   -------------------------------
                                   Robert McMullan
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)