Form 10-Q
period 2001-06-30
GLOBESPAN INC/DE
filed 2001-08-14
CIK 1081197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   Form 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                          EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2001 was 74,177,673.

                                GlobeSpan, Inc.

                                     INDEX

                                                                        Page No.
Part I. Financial Information

        Item 1. Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000..........................2

                Condensed Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 2001 and 2000.......................................3

                Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2001 and 2000..............4

                Notes to Condensed Consolidated Financial Statements...........5

        Item 2. Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations...............11

        Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.................................................17


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 6.  Exhibits and Reports on Form 8-K.....................................18

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                GlobeSpan, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)
                                   June 30, 2001            December 31, 2000
                                -------------------      -----------------------
ASSETS
Current Assets:
    Cash and cash equivalents         $     181,756               $      88,489
    Short-term Investments                   23,298                      10,640
    Accounts receivable, less
      allowance for doubtful
      accounts of $5,817 and
      $5,403, respectively                   17,923                      59,922
    Inventories, net                         61,938                      60,281
    Deferred income taxes                    23,566                      14,838
    Prepaid expenses and
      other current assets                    4,677                       5,168
                                      -------------               -------------
      Total current assets                  313,158                     239,338
Property and equipment, net                  25,658                      24,394
Intangible assets, net                      546,344                     636,682
Other assets                                  7,269                       4,715
                                      -------------               -------------
   Total assets                       $     892,429               $     905,129
                                      =============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                  $      15,049                      36,502
    Accounts payable to affiliates            1,771                       2,313
    Accrued restructuring costs              39,404                           -
    Accrued expenses and other
      liabilities                            17,825                      15,825
    Payroll and benefit related
      liabilities                            13,674                      17,128
    Current portion of capital
      lease obligations                       2,301                       3,414
                                      -------------               -------------
      Total current liabilities              90,024                      75,182
Other long-term liabilities                   1,708                       1,428
Convertible subordinated note               130,000                           -
Deferred income taxes                        23,566                      21,524
Capital lease obligations,
    less current portion                      2,409                       3,444
                                      -------------               -------------
      Total liabilities                     247,707                     101,578

Stockholders' equity
    Preferred stock                               -                           -
    Common stock                                 73                          72
    Stock purchase warrants                       1                           1
    Notes receivable from
      stock sales                            (4,969)                     (5,262)
    Additional paid in capital            1,063,233                   1,043,519
    Deferred stock compensation             (54,951)                    (68,229)
    Accumulated deficit                    (358,434)                   (166,451)
    Accumulated other
      comprehensive loss                       (231)                        (99)
                                      -------------               -------------
      Total stockholders' equity            644,722                     803,551
                                      -------------               -------------
      Total liabilities and
        stockholders' equity          $     892,429               $     905,129
                                      =============               =============

   The accompanying notes are an integral part of these financial statements.

                                GlobeSpan, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                        For The Three Months            For The Six Months
                                                           Ended June 30,                  Ended June 30,
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------

Net product revenues                               $     44,897    $     75,901    $    153,110    $    106,961
Cancellation revenues                                    15,391               -          15,391               -
                                                   ------------    ------------    ------------    ------------
    Total net revenues                                   60,288          75,901         168,501         106,961
Cost of sales                                            21,801          29,353          67,638          40,833
Cost of sales related to cancellation
    revenues                                              1,075               -           1,075               -
Cost of sales - Provision for excess
    and obsolete inventory                                    -               -          48,967               -
                                                   ------------    ------------    ------------    ------------
    Gross profit                                         37,412          46,548          50,821          66,128
                                                   ------------    ------------    ------------    ------------

Operating expenses:
    Research & development (including non-cash           33,155          26,772          75,138          39,532
      compensation of $5,091 and $11,665 for
      the three and six months ended June 30,
      2001, respectively, and $3,560 and $5,440
      for the three and six months ended June 30,
      2000, respectively)
    Selling, general & administrative (including         10,046          14,106          24,545          21,916
      non-cash compensation of $566 and $1,761
      for the three and six months ended June 30,
      2001, respectively, and $2,972 and $4,541
      for the three and six months ended June 30,
      2000, respectively)
    Restructuring and other charges                      44,752               -          44,752               -
    Amortization of intangible assets                    52,671          27,009         102,906          38,319
    In process research and development                       -          43,511               -          44,854
                                                   ------------    ------------    ------------    ------------
      Total operating expenses                          140,624         111,398         247,341         144,621
Loss from operations                                   (103,212)        (64,850)       (196,520)        (78,493)
Foreign exchange gain                                         -              (4)              -              (4)
Interest expense - non-cash                                   -          23,670               -          33,035
Interest (income) expense, net                              (49)            184          (1,147)             75
                                                   ------------    ------------    ------------    ------------
Loss before benefit for income taxes                   (103,163)        (88,700)       (195,373)       (111,599)
Benefit for income taxes                                   (343)              -          (3,391)              -
                                                   ------------    ------------    ------------    ------------
Net loss                                               (102,820)        (88,700)       (191,982)       (111,599)
                                                   ============    ============    ============    ============
Other comprehensive loss:
     Foreign currency translation (gain) loss               (25)              -             157               -
                                                   ------------    ------------    ------------    ------------
Comprehensive loss                                 $   (102,795)   $    (88,700)   $   (192,139)   $   (111,599)
                                                   ============    ============    ============    ============
Basic and diluted loss per share                   $      (1.42)   $      (1.42)   $      (2.68)   $      (1.84)
                                                   ============    ============    ============    ============
Weighted average shares of common stock
    outstanding used in computing basic and
    diluted loss per share                               72,410          62,634          71,763          60,515
                                                   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                GlobeSpan, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                               --------------------------------
                                                                    2001              2000
                                                               --------------    --------------

Cash flow (used in)/provided by operating activities:
Net loss                                                       $     (191,982)   $     (111,599)
Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
      Provision for bad debts                                             458             1,009
      Provision for excess and obsolete Inventory                      48,967                 -
      Restructuring and other charges                                  44,239                 -
      Deferred income taxes                                            (6,386)                -
      Tax benefits from employee stock option plans                     1,546                 -
      Non-cash interest expense                                             -            33,035
      Non-cash compensation expense                                    13,426             9,981
      Depreciation and amortization                                     8,401             4,676
      Amortization of intangible assets                               102,906            38,319
      In-process research and development                                   -            44,854
      Changes in assets and liabilities, net of
        the effect of acquisitions:
          (Increase) decrease in accounts receivable                   41,945           (19,542)
          (Increase) in inventory                                     (50,624)           (9,077)
          (Increase) decrease in prepaids and other assets             (3,272)              247
          Increase (decrease) in accounts payable                     (21,995)            9,260
          Increase (decrease) in accrued expenses and
            other liabilities                                          (4,266)           14,183
                                                               --------------    --------------
    Net cash (used in) provided by operating activities               (16,637)           15,346
                                                               --------------    --------------
Cash flow (used in) provided by investing activities:
Purchases of property and equipment                                    (7,269)           (6,870)
Proceeds from sale of intangible asset                                    404                 -
Net cash used for acquisitions of businesses (See Note 3)                   -            22,135
Proceeds from sale/maturity of marketable securities                    1,516            13,294
Purchases of marketable securities                                    (13,816)           (7,365)
                                                               --------------    --------------
    Net cash (used in) provided by investing activities               (19,165)           21,194
                                                               --------------    --------------
Cash flow provided by financing activities:
Proceeds from issuance of convertible subordinated notes,
    net of offering costs                                             126,425                 -
Repayments under line of credit                                             -              (200)
Proceeds received from issuance of common stock and
    exercise of stock options                                           4,548             1,967
Proceeds from repayment of notes receivable                               293               268
Repayments of capital lease obligations                                (2,065)             (902)
                                                               --------------    --------------
   Net cash provided by financing activities                          129,201             1,133
                                                               --------------    --------------
Effect of exchange rates on cash and cash equivalents                    (132)                -
                                                               --------------    --------------
Net increase in cash and cash equivalents                              93,267            37,673
Cash and cash equivalents at beginning of period                       88,489            24,657
                                                               --------------    --------------
Cash and cash equivalents at end of period                     $      181,756    $       62,330
                                                               ==============    ==============
Supplemental non-cash financing activities:
   Capital lease borrowings                                    $            -    $        2,039


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

     As disclosed in Note 2 - Inventories - net, the Company recorded a provision for excess and obsolete inventory. The Company's policies and procedures for assessing the use and recoverability of inventory primarily consist of on-going reviews of inventory levels, product marketing plans, sales backlog, sales forecast, and product life cycles, all of which require management to make estimates that must take into consideration unexpected changes in our customers' demands and in their customers' demands, extended lead times from suppliers, intense competition, rapid technological development and frequent new product introductions. Considering the above, we cannot assure you that we will not record additional provisions for excess and obsolete inventory in the future.


Principles of Consolidation

     The consolidated financial statements include the accounts of GlobeSpan, Inc. and all of its wholly-owned subsidiaries. The financial condition and results of operations for the three and six months ended June 30, 2000 include the results of acquired subsidiaries from their effective dates (See Note 3). All intercompany transactions and balances are eliminated in consolidation.

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

     As of June 30, 2001 and 2000, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 23,880,071 and 15,632,293 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were antidilutive to earnings per share for the three and six months ended June 30, 2001 and therefore excluded from the calculation.

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

Concentration of Risk and Customer Information

     Our largest customers, which have been defined as those customers who have accounted for greater than 10% of total net revenues, accounted for 32.2% and 26.4% of the Company's net revenues during the three months ended June 30, 2001 and 26.9%, 20.6% and 10.7% of the Company's net revenues during the three months ended June 30, 2000. For the six months ended June 30, 2001 our largest customers accounted for 40.6% and 14.7% of net revenues and for the six months ended June 30, 2000 our largest customers accounted for 27.7% and 18.9% of net revenues.

     At June 30, 2001 and December 31, 2000, five of the Company's customers accounted for $13.7 million (76.5%) and $54.5 million (90.9%), of net accounts receivable, respectively.


Recent Accounting Pronouncements

     In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company adopted these statements effective January 1, 2001. Statements 133 and 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements did not have a material impact on our financial condition or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations.

     SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement and cease amortization of goodwill effective January 1, 2002. The Company is currently evaluating the additional impact, if any, which the adoption of SFAS 142 might be expected to have on the Company's financial condition or results of operations.

2.  Inventories, net

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at June 30, 2001 and December 31, 2000 consisted of the following:

                                                June 30, 2001   December 31,2000
                                                  (in 000's)       (in 000's)
                                                -------------   ----------------
              Work in process                       $   2,335         $   3,088
              Finished Goods                        $ 107,851         $  57,455
              Reserve for excess and
                obsolete inventories                $ (48,248)        $    (262)
                                                    ---------         ---------
              Inventories                           $  61,938         $  60,281
                                                    =========         =========

     As a result of a slowdown in the global telecommunications equipment market during the first quarter of 2001, and customer inventory balancing problems, we received customer requests to reduce or cancel sales orders or push-out delivery dates during the three months ended March 31, 2001. These conditions reflected a rapid change in our business environment and in customer demand as compared to the fourth quarter of 2000. Consequently, our backlog was reduced significantly and our ability to estimate customer demand was impacted.

     We do not produce our own inventory, but subcontract the manufacturing to foundries. We must order inventory from these foundries substantially in advance of delivery, and in the fourth quarter of 2000, we ordered inventory for delivery in the first quarter of 2001 based on the record level of demand in the fourth quarter. Due to the reduction and cancellation of orders and push-out of delivery dates in the first quarter of 2001, as well as our decision to accelerate customer transition to higher density and higher performance product, we recorded a provision for excess and obsolete inventories during the first quarter of approximately $49.0 million. Of the provision, $20.0 million relates to products for which customer demand no longer exists and the remainder to product for which we have decided to migrate customers to more advanced products. As of June 30, 2001, the reserve for excess and obsolete inventories was $48.2 million.


3.  Acquisitions

     On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5.0 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of these shares may be issued in the future based upon the continued employment of certain Ficon shareholders. As of June 30, 2001, 551,723 shares have been issued as a result of continued employment and 999,999 shares have been issued as a result of the completion of development milestones. Up to an additional 408,277 shares may be issued as a result of continued employment.

     On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The terms of the Note gave the Company the option to redeem the Note, in cash, within the first six months after its issue, or thereafter, be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Company redeemed the Note for a cash payment of $90.0 million during the year ended December 31, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. A beneficial conversion feature was recorded upon issuance of the Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as interest expense non-cash over the period the beneficial conversion feature was first available. For the three and six months ended June 30, 2000, $23.7 million and $33.0 million was recorded as interest expense non-cash.

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

     The amount allocated to in-process research and development ("IPR&D") of $43.5 million and $44.9 million during the three and six months ended June 30, 2000 was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisitions:

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

     The Company also granted stock options to employees, including those of other acquired entities, at various discounts to fair market value as part of its long-term employee retention strategy and has recorded additional deferred stock compensation associated with such option grants amounting to $60.8 million during the year ended December 31, 2000. These amounts are being amortized over vesting periods ranging from six months to four years on a straight-line basis.

     The following unaudited pro forma information represents a summary of the results of operations as if the Ficon, Pairgain, T.sqware, and iCompression acquisitions occurred on January 1, 2000.

                                                     For the six months ended
                                                          June 30, 2000
                                                          -------------
                                                            (in 000's)

Revenue                                                   $     108,419
                                                          =============
Net loss                                                  $    (201,426)
                                                          =============
Net loss per common share                                 $       (3.08)
                                                          =============

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.

4.  Supplemental Cash Flow Data:

     In the six months ended June 30, 2000 the Company acquired cash of approximately $28.7 million in connection with the acquisitions of T.sqware and iCompression and used cash of approximately $6.6 million in connection with the purchase of Ficon and for the purchase of certain technology and employees of the Microelectronics Group of PairGain, resulting in net cash received from acquisitions of $22.1 million, as follows:

                                                    (in 000's)

     Purchase price                                 $ 820,769
     Common stock issued                             (720,782)
     Subordinated redeemable
         convertible note payable                     (90,000)
     Accrued transaction costs                           (317)
                                                    ---------
     Cash paid                                      $   9,670
     Less: net cash acquired                          (31,805)
                                                    ---------
     Net cash received from
       acquisitions of businesses                   $  22,135
                                                    =========

5.  Related Party Transactions

     During the three and six month periods ended June 30, 2000, the Company recorded product sales of $8.1 million and $10.0 million to Paradyne Networks. At June 30, 2001, the Company had a payable to Paradyne Networks in the amount of $1.7 million.

     ZiLOG currently manufactures products for us. ZiLOG is controlled by an affiliate of the Texas Pacific Group, an investment firm that is a principal shareholder of the Company and has two representatives on our Board. Two of our directors are also members of the board of directors of ZiLOG. For the six months ended June 30, 2001 and 2000, we purchased $4.5 million and $2.7 million, respectively, of products and engineering services from ZiLOG.


6.  Income Taxes

     The Company recorded a benefit for income taxes of $0.3 million and $3.4 million for the three and six months ended June 30, 2001. For the three months ended June 30, 2001, this benefit is comprised of a deferred expense of $4.3 million, net of a current benefit of $4.7 million. For the six months ended June 30, 2001, this benefit is comprised of a deferred benefit of $6.4 million, net of a current provision of $3.0 million. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. The benefit reflects an effective tax rate of 0.3% and 1.7% for the three and six months ended June 30, 2001. The reduction in the effective tax rate during the second quarter of 2001 relates primarily to changes in the valuation allowance. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance. The benefit for income taxes excludes current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $1.5 million during the six months ended June 30, 2001. As of June 30, 2001, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance. No income tax benefit or expense was recorded in the three or six months ended June 30, 2000.


7.  Private Offering of Convertible Subordinated Notes

     On May 11, 2001, the Company sold $130.0 million of 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The Company received net proceeds from the sale of the notes of $126.4 million. The Company expects to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and possible acquisitions. The notes are unsecured obligations of the Company and will mature on May 15, 2006. The notes are contractually subordinated in right of payment to all of the Company's existing and future senior indebtedness.

     Holders of the notes may convert the notes into shares of common stock at any time prior to the maturity at an initial conversion price of $26.67 per share, subject to adjustment. The Company may redeem some or all of the notes at any time prior to May 20, 2004 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the redemption date, if (1) the closing price of the Company's common stock has exceeded 130% of the conversion price of the notes for at least 20 of the 30 trading days prior to the mailing of the redemption notice, and (2) in accordance with the terms of the Registration Rights Agreement, the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. In the event of a provisional redemption, the Company will make an additional payment equal to the total value of the aggregate amount of the interest that would have been payable on the notes from the redemption date to May 20, 2004. On and after May 20, 2004, the Company may also redeem the notes at any time at the Company's option, in whole or in part, at the redemption prices shown in the note, plus accrued interest, if any.

     The Company subsequently registered the resale of the notes and common stock issuable upon conversion of the notes on a Registration Statement on Form S-3 (File No. 333-66478), which was declared effective on August 10, 2001.


8.  Restructuring and Other Charges

     The Company has taken steps to realign its operating cost structure, which have resulted in restructuring and other charges of $44.8 million. These charges primarily consist of costs related to facilities consolidation and the related impact on our outstanding real estate leases and workforce reductions.

     The workforce reductions resulted in the involuntary severance of approximately 100 employees or approximately 12% of the Company's overall workforce and included employees across all disciplines and geographic regions. Substantially all of the effected employees ceased employment with the Company prior to June 30, 2001. The workforce reduction charge of $3.7 million was based upon estimates of the severance and fringe benefits for the effected employees. All of the payments related to the workforce reduction are expected to be made within one year. The non-cash workforce reduction charges pertain to modifications to the terms of the stock options previously granted to terminated employees and have been accounted for in accordance with the provisions of FIN 44.

     As a result of the reduction in our workforce, we have consolidated our use of facilities, which had been leased in anticipation of continued short-term growth, and are actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which we are pursuing subleases, we have estimated our losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36.8 million. These non-cancelable lease commitments range from eighteen months to sixteen years in length.

     Other charges consist primarily of the write-off of certain investments which the Company deem to have no future value.


(in 000's)                     Total      Non-cash      Cash     Restructuring
                              Charges     Charges     Payments     Liability

Workforce reduction          $  3,672     $(1,262)    $  (299)      $ 2,111
Facilities consolidation       36,750        (955)       (202)       35,593
Other charges                   4,330      (2,630)          -         1,700
                             --------     -------     -------      --------
Total                        $ 44,752     $(4,847)    $  (501)     $ 39,404
                             ========     =======     =======      ========

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

     The following table presents our unaudited results as a percentage of revenues for the three and six months ended June 30, 2001 and 2000. Our results of operations are reported as a single business segment.

                                                    For the Three Months           For the Six Months
                                                        Ended June 30,               Ended June 30,
                                                     2001          2000           2001         2000
                                                  --------       -------        -------      -------
Net product revenues                                74.5%        100.0%          90.9%       100.0%
Cancellation revenues                               25.5%            -            9.1%           -
                                                  --------       -------        -------      -------
    Total net revenues                             100.0%        100.0%         100.0%       100.0%
Cost of sales                                       36.1%         38.7%          40.1%        38.2%
Cost of sales related to cancellation
    Revenues                                         1.8%            -            0.6%           -
Cost of sales - Provision for excess and
    obsolete inventories                               -             -           29.1%           -
                                                  --------       -------        -------      -------
Gross profit                                        62.1%         61.3%          30.2%        61.8%
  Operating expenses:                             --------       -------        -------      -------
    Research and development, including
    non-cash compensation of 8.4% and 6.9%
    for the three and six months ended June 30,
    2001, respectively, and 4.7% and 5.1%
    for the three and six months ended June 30,
    2000, respectively                              55.0%         35.3%          44.6%        37.0%
  Selling, general and administrative,
    including non-cash compensation of .9%
    and 1.0%, for the three and six months
    ended June 30, 2001, respectively, and
    3.9% and 4.2% for the three and six months
    ended June 30, 2000, respectively               16.7%         18.6%          14.6%        20.5%
      Restructuring and other charges               74.2%            -           26.6%           -
      Amortization of intangible assets             87.4%         35.6%          61.0%        35.8%
      In process research and development              -          57.3%             -         41.9%
                                                  --------       -------        -------      -------
     Total operating expenses                      233.3%        146.8%         146.8%       135.2%
                                                  --------       -------        -------      -------
Loss from operations                              (171.2%)       (85.5%)       (116.6%)      (73.4%)
Interest expense non-cash                              -          31.2%             -         30.9%
Interest (income) expense, net                      (0.1%)         0.2%          (0.7%)          -
                                                  --------       -------        -------      -------
Loss before benefit for income taxes              (171.1%)      (116.9%)       (115.9%)     (104.3%)
Benefit for income taxes                            (0.6%)           -           (2.0%)          -
                                                  --------       -------        -------      -------
Net Loss                                          (170.5%)      (116.9%)       (113.9%)     (104.3%)
                                                  ========       =======        =======      =======


Results of Operations for the three months ended June 30, 2001 and 2000

Total Net Revenues. Our total net revenues were $60.3 million and $75.9 million in the three months ended June 30, 2001 and 2000, respectively. This amounts to a decrease of 20.6% from the second quarter of 2000. Excluding cancellation revenues of $15.4 million, our net product revenues were $44.9 million, which amounts to a decrease in net product revenues from the second quarter of 2000 of 40.8%. The decrease in total net revenues and net product revenues was primarily due to the overall slowdown in the telecommunications equipment market, as our customers continued to work through their inventory balancing problems.

Cost of Sales and Gross Profit. Our gross profit was $37.4 million and $46.5 million in the three months ended June 30, 2001 and 2000, respectively. This amount represents a decrease of 19.6%. Our gross profit percentage was 62.1% and 61.3% in the three months ended June 30, 2001 and 2000, respectively. Cancellation revenues with minimal associated costs positively affected our gross profit percentage for the second quarter of 2001. Excluding cancellation revenues and associated costs, our gross profit percentage for the three months ended June 30, 2001 was 51.4%. This represents a decrease from the second quarter of 2000, reflecting higher average unit costs for products sold from inventory. We expect the gross margin percentage may decrease in the future from the second quarter of 2001 level of 62.1% due to anticipated reductions in average selling prices, revenue and product mix and/or customer mix.

Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses were $33.2 million and $26.8 million in the three months ended June 30, 2001 and 2000, respectively. This amount represents an increase of 23.9%. Included in research and development expenditures for the three months ended June 30, 2001 and 2000 is $5.1 million and $3.6 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures increased 20.9%. Research and development expenses represented 55.0% (46.6% excluding non-cash compensation) and 35.3% (30.6% excluding non-cash compensation) of total net revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in dollars is primarily attributable to the increase in the number of employees engaged in research, design and development activities and the result of significant capital expenditures over the past year. The increase in research and development expense as a percentage of total net revenues was due to lower net revenues in the second quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $10.0 and $14.1 million for the three months ended June 30, 2001 and 2000, respectively. This amount represents a decrease of 28.8%. Included in selling, general and administrative expenses for the three months ended June 30, 2001 and 2000 is $0.6 million and $3.0 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses decreased 14.9%. Selling, general and administrative expense represented 16.7% (15.8% excluding non-cash compensation) and 18.6% (14.7% excluding non-cash compensation) of total net revenues for the three months ended June 30, 2001 and 2000, respectively. The decrease in dollars resulted from the decrease in sales commissions and lower one-time expenses. The increase in the percentage of selling, general and administrative expense, excluding non-cash compensation, as a percentage of total net revenues was due to the lower total net revenues in the second quarter of 2001.

Restructuring and other charges. Due to changes in its business environment, the Company has taken steps to realign its operating cost structure, which have resulted in restructuring and other charges of $44.8 million. These charges primarily consist of costs related to facilities consolidation and the related impact on our outstanding real estate leases and workforce reductions.

Amortization of Intangible Assets. We completed several acquisitions during the year ended December 31, 2000. As a result of these acquisitions, we have recorded intangible assets which are being amortized on a straight line basis over their estimated useful lives. The increase in dollar amount and percentage of amortization expense is the result of the timing of our acquisitions during 2000.

In-Process Research and Development. During the three months ended June 30,
     2000, we completed the acquisitions of T.sqware and iCompression each of which had development projects not yet complete at the date of the acquisitions. The amounts allocated to in-process research and development ("IPR&D") of $43.5 million were expensed upon acquisition, as it was determined that the underlying project had not reached technological feasibility, had no future alternative use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the present value of forecasted cash flows and income that were expected from the projects, the status of the project, completion costs, project risks, the value of the core technology, and the stage of completion of the project. In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of the project. The determination of IPR&D was based on efforts completed as of the date the entity was acquired.

Interest Expense Non-cash. As part of the purchase price for the Microelectronics Group of PairGain, we issued a subordinated redeemable convertible note (the "PairGain Note") with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price over the period up until the debt was first convertible with approximately $23.7 million being recorded during the three months ended June 30, 2000. No such amounts were amortized during the three months ended June 30, 2001, as we repaid the subordinated redeemable convertible note on August 9, 2000.

Interest Income, Net. Interest income for the three months ended June 30, 2001 was $1.7 million, offset by interest expense of $1.6 million, resulting in net interest income of $.1 million. Net interest expense for the three months ended June 30, 2000 was $0.2 million, which resulted from $1.2 million of interest income from the investment of excess cash balances, net of $1.0 million of interest expense on the PairGain Note. The increase in interest income was the result of higher average cash balances during the three months ended June 30, 2001 as a result of the issuance of $130.0 million of convertible subordinated notes (the "Convertible Notes") during May of 2001. The increase in interest expense is the result of interest on the Convertible Notes, which have a higher principal balance than the PairGain Notes, which were outstanding in the previous year.

Benefit for income taxes. The income tax benefit of $0.3 million recognized during the three months ended June 30, 2001, represents a benefit of 0.3% of the loss before benefit for income taxes. The effective rate is affected by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance.

Results of Operations for the six months ended June 30, 2001 and 2000

Total Net Revenues. Our total net revenues were $168.5 million and $107.0 million in the six months ended June 30, 2001 and 2000, respectively. This amounts to an increase of 57.5% from the six months ended June 30, 2000. Excluding cancellation revenues of $15.4 million, our net product revenues were $153.1 million, which amounts to an increase in net product revenues from the first six months of 2000 of 43.1%. The increase in total net revenues and net product revenues was primarily due to the increase in unit volume shipments to existing customers, and expansion of our customer base during the first quarter of 2001, net of a reduction in unit volume shipments during the second quarter of 2001.

Cost of Sales and Gross Profit. Our gross profit was $50.8 million and $66.1 million in the six months ended June 30, 2001 and 2000, respectively. This amount represents a decrease of 23.1%. Our gross profit percentage was 30.2% and 61.8% in the three months ended June 30, 2001 and 2000, respectively. The decrease in gross profit percentage and dollars in the six months ended June 30, 2001 is primarily attributed to the cost of sales related to the provision for excess and obsolete inventories (the "Provision") of $49.0 million, net of the positive affect of cancellation revenues with minimal associated costs. The Provision consisted of $20.0 million for integrated circuits that reached end of life stages during the first quarter of 2001 due to no future customer demand and $29.0 million for integrated circuits that reached end of life stages during the first quarter of 2001 due to our decision to accelerate our customers' transition to our next generation product. Excluding the Provision and the affect of cancellation revenues and associated costs, our product margin for the six months ended June 30, 2001 was $85.5 million or 55.8%. We expect the gross margin percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and/or customer mix.

Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses were $75.1 million and $39.5 million in the six months ended June 30, 2001 and 2000, respectively. This amount represents an increase of 90.1%. Included in research and development expenditures for the six months ended June 30, 2001 and 2000 is $11.7 million and $5.4 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures increased 86.2%. Research and development expenses represented 44.6% (37.7% excluding non-cash compensation) and 37.0% (31.9% excluding non-cash compensation) of net revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in dollars is primarily attributable to the increase in the number of employees engaged in research, design and development activities and the result of significant capital expenditures over the past year. The increase in research and development expense as a percentage of total net revenues was due to higher research and development expenses.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $24.5 and $21.9 million for the six months ended June 30, 2001 and 2000, respectively. This amount represents an increase of 12.0%. Included in selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 is $1.8 million and $4.5 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 31.1%. Selling, general and administrative expense represented 14.6% (13.5% excluding non-cash compensation) and 20.5% (16.2% excluding non-cash compensation) of net revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in dollars resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our acquisitions, increased commissions and administrative costs. The decrease in the percentage of selling, general and administrative expense as a percentage of total net revenues was due to higher net revenues.

Restructuring and other charges. Due to changes in its business environment, the Company has taken steps to realign its operating cost structure, which have resulted in restructuring and other charges of $44.8 million. These charges primarily consist of costs related to facilities consolidation and the related impact on our outstanding real estate leases and workforce reductions.

Amortization of Intangible Assets. We completed several acquisitions during the year ended December 31, 2000. As a result of these acquisitions, we have recorded intangible assets which are being amortized on a straight line basis over their estimated useful lives. The increase in dollar amount and percentage of amortization expense is the result of the timing of our acquisitions during 2000.

In-Process Research and Development. During the six months ended June 30, 2000, we completed the acquisitions of Ficon, T.sqware and iCompression, each of which had development projects not yet complete at the date of the acquisition.

     The amounts allocated to IPR&D of $44.8 million were expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no future alternative use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the present value of forecasted cash flows and income that were expected from the projects, the status of the project, completion costs, project risks, the value of the core technology, and the stage of completion of the projects. In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of the projects. The determination of IPR&D was based on efforts completed as of the date the entities were acquired.

Interest Expense Non-cash. As part of the purchase price for the Microelectronics Group of PairGain, we issued the PairGain Note with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price over the period up until the debt was first convertible with approximately $33.0 million being recorded during the six months ended June 30, 2000. No such amounts were amortized during the six months ended June 30, 2001, as we repaid the subordinated redeemable convertible note on August 9, 2000.

Interest Income, Net. Interest income for the six months ended June 30, 2001 was $3.0 million, offset by interest expense of $1.9 million, resulting in net interest income of $1.1 million. Net interest expense for the six months ended June 30, 2000 was $0.1 million, which resulted from interest expense on the PairGain Note of $1.7 million, offset by interest income on cash balances of $1.6 million. The increase in net interest income was the result of higher average cash balances during 2001 as a result of the issuance of the Convertible Notes in May of 2001.

Benefit for income taxes. The income tax benefit of $3.4 million recognized during the six months ended June 30, 2001, represents a benefit of 1.7% of the loss before benefit for income taxes. The effective rate is affected by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance.

Liquidity and Capital Resources

     Total assets at June 30, 2001 were $892.4 million, a decrease of $12.7 million, or 1.4% from December 31, 2000 total assets of $905.1 million. The decrease from December 31, 2000 is primarily a result of continued amortization of intangible assets from our acquisitions and a $42.0 million reduction in the accounts receivable balance, offset by increases in cash and short-term investments of $105.9 million, which are explained below.

     As of June 30, 2001, we had working capital of approximately $223.1 million, $181.8 million in cash and cash equivalents and $23.3 million in short-term marketable securities. At December 31, 2000, we had working capital of $164.2 million, $88.5 million in cash and cash equivalents and $10.6 million in short-term marketable securities.

     Net cash used in operating activities was $16.6 million in the six months ended June 30, 2001, compared to net cash provided by operating activities of $15.3 million in the six months ended June 30, 2000. The decrease was primarily due to an increase in inventory purchases and a reduction in accounts payable, partially offset by an increase in customer collections during the six months ended June 30, 2001.

     Net cash used in investing activities was $19.2 million during the six months ended June 30, 2001. The net cash used was related to purchases of property and equipment of $7.3 million and net purchases of marketable securities of $12.3. Net cash provided by investing activities during the six months ended June 30, 2000 was $21.2 million, consisting primarily of net cash acquired in acquisitions.

     Cash flows provided by financing activities of $129.2 million during the six months ended June 30, 2001 primarily consisted of proceeds from the Company's issuance of the Convertible Notes. Cash flows from financing activities of $1.1 million during the six months ended June 30, 2000 were primarily related to proceeds from the issuance of common stock and exercise of stock options.

     We believe that our sources of capital, including cash and cash equivalents, the net proceeds from our May 2001 Convertible Notes offering, short-term investments and internally generated funds will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses and products and technologies that are complimentary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we can not raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2001, substantially all of our investments were in money market funds, certificates of deposits, or high quality commercial paper.


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On April 11, 2001, the Company issued 121,834 shares of its common stock in exchange for all of the issued and outstanding shares of Mars Communications, Inc. and 1,000 shares in exchange for the execution of a non-compete agreement by one of the shareholders of Mars Communications. An additional 35,000 shares of the Company's common stock are being held in escrow and may be issued to shareholders of Mars Communications based upon the completion of development milestones agreed to by the parties. The issuances were effected in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.

     On May 11, 2001, the Company sold $130.0 million of 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The Company received net proceeds from the sale of the notes of $126.4 million. The Company expects to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and possible acquisitions. The notes are unsecured obligations of the Company and will mature on May 15, 2006. The notes are contractually subordinated in right of payment to all of the Company's existing and future senior indebtedness.

     Holders of the notes may convert the notes into shares of common stock at any time prior to the maturity at an initial conversion price of $26.67 per share, subject to adjustment. The Company may redeem some or all of the notes at any time prior to May 20, 2004 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the redemption date, if (1) the closing price of the Company's common stock has exceeded 130% of the conversion price of the notes for at least 20 of the 30 trading days prior to the mailing of the redemption notice, and (2) in accordance with the terms of the Registration Rights Agreement, the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. In the event of a provisional redemption, the Company will make an additional payment equal to the total value of the aggregate amount of the interest that would have been payable on the notes from the redemption date to May 20, 2004. On and after May 20, 2004, the Company may also redeem the notes at any time at the Company's option, in whole or in part, at the redemption prices shown in the note, plus accrued interest, if any.

     The Company subsequently registered the resale of the notes and common stock issuable upon conversion of the notes on a Registration Statement on Form S-3 (File No. 333-66478), which was declared effective on August 10, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 12, 2001, the Company held the Annual Meeting of Stockholders, whereby the stockholders approved (i) the election of nine (9) directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. At the date of record, April 25, 2001, there were 73,421,542 shares outstanding. The vote on such matters was as follows:

1.  Election of Directors:

                             Total Vote for           Total Vote Withheld
                              Each Nominee             From Each Nominee

Armando Geday                   55,828,688                3,897,199
Barbara Connor                  59,554,299                  171,588
James Coulter                   56,035,248                3,690,639
Dipanjan Deb                    59,554,399                  171,488
Thomas Epley                    59,554,299                  171,588
Federico Faggin                 59,554,399                  171,488
Keith Geeslin                   56,035,248                3,690,639
John Marren                     59,554,399                  171,488
David Stanton                   59,554,399                  171,488

2. Appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants:

    For                              58,020,294

    Against                           1,563,129

    Abstaining                          142,100


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit List

                    None

         (b) Reports on Form 8-K.

         The Company filed two reports on Form 8-K and one report on Form 8-K/A during the quarter ended June 30, 2001. Information regarding the dates of the reports and items reported is as follows:

   DATE OF REPORT                      ITEM REPORTED ON

May 4, 2001                   Intention to commence a private offering of the
                              Company's convertible subordinated notes.

May 15, 2001                  The completion of the private placement of
                              $130,000,000 of the Company's 5-1/4% Convertible
                              Subordinated Notes due 2006.

May 23, 2001                  Filing to amend previously filed Form 8-Ks to
                              include financial statements of T.Sqware, Inc. and iCompression, Inc., which were previously incorporated into such reports by reference.

                                GLOBESPAN, INC.
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBESPAN, INC.



Date: August 14, 2001       By:     /s/ Robert McMullan
                                    --------------------------------------------
                                    Robert McMullan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)