Form 10-Q
period 2001-09-20
GLOBESPAN INC/DE
filed 2001-11-14
CIK 1081197

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Form 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001


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

                                      None
    Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .


    The number of shares outstanding of the Registrant's Common Stock as of
                        November 2, 2001 was 73,234,684



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GlobeSpan, Inc.

                                      INDEX

                                                                        Page No.
                                                                        -------

Part I.  Financial Information


     Item 1. Financial Statements (Unaudited)

          Condensed  Consolidated  Balance  Sheets as of September  30, 2001
                and December 31, 2000 ......................................   2

          Condensed Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 2001 and 2000 ...................... 3

          Condensed  Consolidated  Statements  of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2000 ............................. 4

          Notes to Condensed Consolidated Financial Statements ............... 5

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
               Condition and Results of Operations .......................... 11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk .... 16


Part II. Other Information


     Item 6.  Exhibits and Reports on Form 8-K .............................. 16

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                 GlobeSpan, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                           September 30, 2001  December 31, 2000
                                                           ------------------  -----------------
ASSETS
Current Assets:
       Cash and cash equivalents                                 $178,042          $ 88,489
       Short-term Investments                                      24,824            10,640
       Accounts receivable, less allowance for doubtful
            accounts of $5,761 and $5,817, respectively            26,138            59,922
       Inventories, net                                            57,882            60,281
      Deferred income taxes                                        22,385            14,838
      Prepaid expenses and other current assets                     3,507             5,168
                                                                 --------          --------
            Total current assets                                  312,778           239,338

Property and equipment, net                                        23,861            24,394
Intangible assets, net                                            492,588           636,682
Other assets                                                        6,203             4,715
                                                                 --------          --------
         Total assets                                            $835,430          $905,129
                                                                 ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                        $    23,580       $    36,502
      Accounts payable to affiliates                                1,368             2,313
      Accrued restructuring costs                                  36,668                --
      Accrued expenses and other liabilities                       16,682            15,825
      Payroll and benefit related liabilities                      11,700            17,128
      Current portion of capital lease obligations                  2,181             3,414
                                                              -----------       -----------
           Total current liabilities                               92,179            75,182

Other long-term liabilities                                         2,122             1,428
Convertible subordinated note                                     130,000                --
Deferred income taxes                                              22,385            21,524
Capital lease obligations, less current portion                     1,826             3,444
                                                              -----------       -----------
            Total liabilities                                     248,512           101,578
                                                              -----------       -----------

Stockholders' equity
      Preferred stock                                                 --                 --
      Common stock                                                    73                 72
      Stock purchase warrants                                          1                  1
      Notes receivable from stock sales                           (5,024)            (5,262)
      Additional paid in capital                               1,064,588          1,043,519
      Deferred stock compensation                                (48,918)           (68,229)
      Accumulated deficit                                       (423,738)          (166,451)
      Accumulated other comprehensive loss                           (64)               (99)
                                                             -----------        -----------
            Total stockholders' equity                           586,918            803,551
                                                             -----------        -----------
            Total liabilities and stockholders'
                equity                                       $   835,430            905,129
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (unaudited, in thousands, except per share data)

                                                                  For The Three Months       For The Nine Months
                                                                   Ended September 30,       Ended September 30,
                                                                   -------------------       -------------------
                                                                    2001         2000          2001        2000
                                                                    ----         ----          ----        ----
Net product revenues                                            $ 46,014     $110,353     $199,124     $217,314
Cancellation revenues                                               --           --         15,391         --
                                                                  ------      -------      -------      -------
     Total net revenues                                           46,014      110,353      214,515      217,314
Cost of sales                                                     20,449       45,129       88,087       85,962
Cost of sales related to cancellation revenues                      --           --          1,075         --
Cost of sales - Provision for excess and obsolete inventory         --           --         48,967         --
                                                                --------     --------     --------     --------
     Gross profit                                                 25,565       65,224       76,386      131,352
                                                                --------     --------     --------     --------
Operating expenses:
   Research & development (including non-cash                     29,811       34,705      104,948       74,237
      compensation of $5,427 and $16,989 for the three and
      nine months ended September 30, 2001, respectively,
      and $5,570 and $11,010 for the three and nine months
      ended September 30, 2000, respectively)
   Selling, general & administrative (including non-cash           8,901       15,345       33,446       37,261
      compensation of $603 and $2,467 for the three and
      nine months ended September 30, 2001, respectively,
      and $640 and $5,181 for the three and nine months ended
      September 30, 2000, respectively)
   Restructuring and other charges                                  --            --        44,752           --
   Amortization of intangible assets                              53,864       47,693       156,770      86,012
   In process research and development                              --            --             --      44,854
                                                                --------     --------      --------    --------
    Total operating expenses                                      92,576       97,743       339,916     242,364
                                                                --------     --------      --------    --------
Loss from operations                                             (67,011)     (32,519)     (263,530)   (111,012)
Foreign exchange loss                                                 --           22            --          18
Interest expense - non-cash                                           --       10,404            --      43,439
Interest (income) expense, net                                       361         (798)         (786)       (723)
                                                                --------     --------      --------    --------
Loss before benefit for income taxes                             (67,372)     (42,147)     (262,744)   (153,746)
Provision (benefit) for income taxes                              (2,069)       8,239        (5,460)      8,239
                                                                --------     --------      --------    --------
Loss before extraordinary item                                   (65,303)     (50,386)     (257,284)   (161,985)
                                                                 =======      =======      ========    ========
Extraordinary item - gain on the redemption of the                    --       43,439            --      43,439
    beneficial conversion feature                               --------     --------      --------    --------
Net loss                                                         (65,303)      (6,947)     (257,284)   (118,546)
                                                                --------       ------      --------    --------

Other comprehensive (gain) loss:
Foreign currency translation (gain) loss                            (167)         189           (35)        171
                                                                --------     --------      --------    --------
Comprehensive loss                                             $ (65,136)   $  (7,136)    $(257,249)  $(118,717)
                                                                 =======      =======      ========    ========
Basic and diluted earnings (loss) per share:
     Loss before extraordinary item                            $   (0.89)   $   (0.74)    $   (3.56)  $   (2.57)
     Extraordinary item                                               --         0.64            --        0.69
                                                                --------     --------      --------    --------
     Net loss                                                  $   (0.89)     $ (0.10)    $   (3.56)  $   (1.88)
                                                               =========    =========     =========   =========
Weighted average shares of common stock
     outstanding used in computing basic and
     diluted earnings (loss) per share                            73,066       68,491        72,215      63,185
                                                               =========    =========     =========   =========

   The accompanying notes are an integral part of these financial statements.

                                 GlobeSpan, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited, in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              -------------------------
                                                                                 2001           2000
                                                                              ----------     ----------
Cash flow (used in) provided by operating activities:
Net loss                                                                      $(257,284)     $(118,546)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
   Provision for bad debts                                                          458          1,509
   Provision for excess and obsolete inventory                                   48,967           --
   Restructuring and other charges                                               41,503           --
   Extraordinary gain                                                              --          (43,439)
   Tax benefits from employee stock option plans                                    367          8,662
   Non-cash interest expense                                                       --           43,439
   Deferred income taxes                                                         (6,385)        (1,472)
   Non-cash compensation expense                                                 19,382         16,191
   Depreciation and amortization                                                 11,843          6,833
   Amortization of intangible assets                                            156,770         86,012
   In-process research and development                                             --           44,854
  Changes in assets and liabilities, net of the effect of acquisitions:
     Increase (decrease) in accounts receivable                                  33,730        (54,104)
     Increase in inventory                                                      (46,568)       (18,161)
     Increase (decrease) in prepaids and other assets                            (2,812)           489
     Increase (decrease) in accounts payable                                    (13,867)        17,911
     Increase (decrease) in accrued expenses and other liabilities               (4,661)        14,798
                                                                              ---------      ---------
   Net cash (used in) provided by operating activities                          (18,557)         4,976
                                                                              ---------      ---------
Cash flow (used in) provided by investing activities:
Purchases of property and equipment                                              (8,054)       (12,129)
Proceeds from sale of intangible asset                                              404            500
Net cash received from acquisitions of businesses (See Note 4)                     --           18,975
Proceeds from sale/maturity of marketable securities                             11,972         14,928
Purchases of marketable securities                                              (25,798)        (7,365)
                                                                              ---------      ---------
   Net cash (used in) provided by investing activities                          (21,476)        14,909
                                                                              ---------      ---------
Cash flow provided by financing activities:
Proceeds from issuance of convertible subordinated notes, net of offering
  costs                                                                           126,425           --
Repayment of subordinated redeemable convertible note                              --          (90,000)
Repayments of borrowings                                                           --             (192)
Proceeds received from issuance of common stock and exercise of stock
options                                                                           5,667        136,813
Proceeds from repayment of notes receivable                                         238          2,110
Repayments of capital lease obligations                                          (2,768)        (1,815)
                                                                              ---------      ---------
   Net cash provided by financing activities                                    129,562         46,916
                                                                              ---------      ---------
Effect of exchange rates on cash and cash equivalents                                24            171
                                                                              ---------      ---------
Net increase in cash and cash equivalents                                        89,553         66,972
Cash and cash equivalents at beginning of period                                 88,489         24,657
                                                                              ---------      ---------
Cash and cash equivalents at end of period                                    $ 178,042      $  91,629
                                                                              =========      =========
Supplemental non-cash financing activities:
   Capital lease borrowings                                                   $      30      $   3,891

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

    As disclosed in Note 2 - Inventories - net, the Company has a provision for excess and obsolete inventory of $44.0 million. The Company's policies and procedures for assessing the use and recoverability of inventory primarily consist of on-going reviews of inventory levels, product marketing plans, sales backlog, sales forecast, and product life cycles, all of which require management to make estimates that must take into consideration unexpected changes in our customers' demands and in their customers' demands, extended lead times from suppliers, intense competition, rapid technological development and frequent new product introductions. Considering the above, we cannot assure you that we will not record additional provisions for excess and obsolete inventory in the future.


Principles of Consolidation

    The consolidated financial statements include the accounts of GlobeSpan, Inc. and all of its wholly-owned subsidiaries. The financial condition and results of operations for the three and nine months ended September 30, 2000 include the results of acquired subsidiaries from their effective dates (See
Note 3). All intercompany transactions and balances are eliminated in consolidation.

Earnings Per Share

    The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

    As of September 30, 2001 and 2000, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 23,454,954 and 16,455,725 shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for the three and nine months ended September 30, 2001 and therefore excluded from the calculation.

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

Concentration of Risk and Customer Information

    Our largest customers, which have been defined as those customers who have accounted for 10% or greater of total net revenues, accounted for 11.5%, 10.5% and 10.0% of the Company's net revenues during the three months ended September 30, 2001 and 31.0%, 18.0% and 15.7% of the Company's net revenues during the three months ended September 30, 2000. For the nine months ended September 30, 2001 our largest customers accounted for 32.5% and 13.8% of net revenues and for the nine months ended September 30, 2000 our largest customers accounted for 30.1%, 18.7% and 10.9% of net revenues.

    At September 30, 2001 and December 31, 2000, five of the Company's customers accounted for $15.3 million (58.4%) and $54.5 million (90.9%), of net accounts receivable, respectively.


Recent Accounting Pronouncements

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Hedging Activities, which amended SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 138 must be adopted concurrently with the adoption of SFAS 133. The Company adopted these statements effective January 1, 2001. SFAS 133 and SFAS 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements did not have a material impact on our financial condition or results of operations.

    In July 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets.

    SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after September 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations.

    SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt SFAS 142 and cease amortization of goodwill effective January 1, 2002. The Company is currently evaluating the additional impact, if any, which the adoption of SFAS 142 might be expected to have on the Company's financial condition or results of operations.

    In August 2001, SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, was issued, replacing SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board (APB) Opinion 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002 for the Company. The Company is currently evaluating the impact of this statement.



2.  Inventories, net

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at September 30, 2001 and December 31, 2000 consisted of the following:



                                     September 30, 2001     December 31, 2000
                                     ------------------     -----------------
                                        (in 000's)              (in 000's)
                                        ----------              ----------


Work in process                                 $  2,035               $ 3,088
Finished Goods                                  $ 99,896               $57,455
Reserve for excess and obsolete inventories     $(44,049)              $  (262)
                                                ---------              --------
Inventories                                     $ 57,882               $60,281
                                                =========              =======





3.  Acquisitions

    On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5.0 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of these shares may vest in the future based upon the continued employment of certain Ficon shareholders. As of September 30, 2001, 616,220 shares have been issued as a result of vesting and 999,999 shares have been issued as a result of the completion of development milestones. Up to an additional 343,780 shares may be issued as a result of continued employment.

    On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The acquisition was accounted for as a purchase transaction. The Company paid 3,243,591 shares of its common stock and issued to PairGain a $90.0 million subordinated redeemable convertible note (the "Note"). The terms of the Note gave the Company the option to redeem the Note, in cash, within the first six months after its issue, or thereafter, the Note could be converted at the option of PairGain, into 2,919,237 shares of the Company's common stock. The Company redeemed the Note for a cash payment of $90.0 million during the year ended December 31, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. In connection with the repayment of the Note, the Company recognized the redemption of the beneficial conversion feature, previously recorded, for $47.3 million and a gain on the associated redemption of $43.3 million during the three month period ended September 30, 2000. The beneficial conversion feature was recorded upon issuance of the Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as interest expense non-cash over the period the beneficial conversion feature was first available. For the three and nine months ended September 30, 2000, $10.4 million and $43.4 million was recorded as interest expense non-cash.

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

    The amount allocated to in-process research and development ("IPR&D") of $44.9 million during the nine months ended September 30, 2000 was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisitions:

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

    Some of the shares of common stock issued to the principals of Ficon are subject to forfeiture if their employment ceases with the Company, and are recorded as deferred stock compensation. The deferred stock compensation recorded was $28.8 million, which reflects the estimated fair value of common stock issued. This amount is being amortized over the three year vesting period on a straight-line basis.

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

                                              For the nine months ended
                                                 September 30, 2000
                                                 ------------------
                                                     (in 000's)

       Revenue                                $            221,162
                                              ====================
       Net loss                               $          (197,939)
                                              ====================
       Net loss per common share              $             (2.95)
                                              ====================

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.

4.     Supplemental Cash Flow Data:

     In the nine months ended September 30, 2000 the Company acquired cash of approximately $31.9 million in connection with the acquisitions of T.sqware and iCompression and used cash of approximately $12.9 million in connection with the purchase of Ficon and for the purchase of certain technology and employees of the Microelectronics Group of PairGain, resulting in net cash received from acquisitions of approximately $19.0 million, as follows:

                                         (in 000's)
                                         ----------

       Purchase price                    $ 830,971
       Common stock issued                (727,636)
       Subordinated redeemable
            convertible note payable       (90,000)
       Accrued transaction costs              (434)
                                         -----------
       Cash paid                         $   12,901
       Less: net cash acquired              (31,876)
                                         -----------
       Net cash received from
         acquisitions of businesses      $  (18,975)
                                         ===========


5.     Related Party Transactions

     During the nine month period ended September 30, 2000, the Company recorded product sales of $8.9 million to Paradyne Networks. At September 30, 2001, the Company had a payable to Paradyne Networks in the amount of $1.4 million.

     ZiLOG currently manufactures products for the Company. ZiLOG is controlled by an affiliate of the Texas Pacific Group, an investment firm that is a principal shareholder of the Company and has two representatives on our Board. Two of our directors are also members of the board of directors of ZiLOG. For the nine months ended September 30, 2001 and 2000, we purchased $5.7 million and $5.0 million, respectively, of products and engineering services from ZiLOG.

6.     Income Taxes

     The Company recorded a benefit for income taxes of $2.1 million and $5.5 million for the three and nine months ended September 30, 2001. For the three months ended September 30, 2001, this benefit is a current benefit of $2.1 million. For the nine months ended September 30, 2001, this benefit is comprised of a deferred benefit of $6.4 million, net of a current provision of $1.0 million. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. The benefit reflects an effective tax rate of 3.1% and 2.1% for the three and nine months ended September 30, 2001. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance. The benefit for income taxes excludes current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $1.2 million during the nine months ended September 30, 2001. As of September 30, 2001, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance.

     During the three and nine months ended September 30, 2000, the Company recorded a provision for income taxes of $8.2 million. The provision was comprised of a current expense of $9.7 million, net of a deferred benefit of $1.5 million. The provision reflected an effective tax rate of 7.5% for the nine months ended September 30, 2000. The differences between the effective rate and the statutory rate of 35.0% related to differences resulting from IPR&D and non-deductible goodwill, and changes in the valuation allowance, net of the utilization of net operating losses. The provision for income taxes excluded the current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $8.7 million during the three and nine months ended September 30, 2000.

7.     Private Offering of Convertible Subordinated Notes

     On May 11, 2001, the Company sold $130.0 million of 5/14% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The Company received net proceeds from the sale of the notes of $126.4 million. The Company expects to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and possible acquisitions. The notes are unsecured obligations of the Company and will mature on May 15, 2006. The notes are contractually subordinated in right of payment to all of the Company's existing and future senior indebtedness.

    Holders of the notes may convert the notes into shares of common stock at any time prior to maturity at an initial conversion price of $26.67 per share, subject to adjustment. The Company may redeem some or all of the notes at any time prior to May 20, 2004 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the redemption date, if (1) the closing price of the Company's common stock has exceeded 130% of the conversion price of the notes for at least 20 of the 30 trading days prior to the mailing of the redemption notice, and (2) in accordance with the terms of the Registration Rights Agreement, the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. In the event of a provisional redemption, the Company will make an additional payment equal to the total value of the aggregate amount of the interest that would have been payable on the notes from the redemption date to May 20, 2004. On and after May 20, 2004, the Company may also redeem the notes at any time at the Company's option, in whole or in part, at the redemption price shown in the note, plus accrued interest, if any.

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

    The workforce reductions resulted in the involuntary severance of approximately 100 employees or approximately 12% of the Company's overall workforce and included employees across all disciplines and geographic regions. Substantially all of the affected employees ceased employment with the Company prior to June 30, 2001. The workforce reduction charge of $3.7 million was based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction are expected to be made within one year. The non-cash workforce reduction charges pertain to modifications to the terms of the stock options previously granted to terminated employees and have been accounted for in accordance with the provisions of FASB Interpretation No. 44.

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

    Other charges consist primarily of the write-off of certain investments which the Company deems to have no future value.


                                 Total    Non-cash    Cash    Restructuring
                                Charges    Charges   Payments   Liability
                                -------   --------   -------- -------------
                                              (in 000's)

Workforce reduction             $ 3,672  $(1,262)   $ (1,108)  $ 1,302
Facilities consolidation         36,750     (955)     (2,129)   33,666
Other charges                     4,330   (2,630)        -       1,700
                                -------   -------   ----------  ------

Total                           $44,752  $(4,847)   $ (3,237)   $36,668
                                =======  ========   =========   =======


9.    Subsequent Event - Merger with Virata Corporation

     On October 1, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Wine Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company

("Merger Sub"), and Virata Corporation, a Delaware corporation ("Virata"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Virata with Virata continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, each issued and outstanding share of Common Stock, par value $0.001 per share, of Virata ("Virata Common Stock") will be automatically converted into the right to receive 1.02 validly issued, fully paid and nonassessable shares (the "Exchange Ratio") of Common Stock, par value $0.001 per share, of the Company ("Company Common Stock"). In addition, each option to purchase capital stock of Virata outstanding under Virata's existing stock option plans will be converted into an option to purchase Company Common Stock on the same terms and conditions provided that the number of shares subject to such option will be adjusted to reflect the Exchange Ratio, and the exercise price will be adjusted to reflect the Exchange Ratio. The consummation of the Merger is subject to regulatory approvals, the approval of the stockholders of the Company and Virata and other customary closing conditions. Significant stockholders of both companies, representing approximately 10% of the outstanding shares of both companies, have agreed to vote in favor of the transaction. However, there can be no guarantee that the Merger or the other transactions contemplated by the Merger Agreement will close by any particular date, if at all.



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


         The following table presents our unaudited results as a percentage of net revenues for the three and nine months ended September 30, 2001 and 2000. Our results of operations are reported as a single business segment.

                                           For the Three Months          For the Nine Months
                                           Ended September 30,           Ended September 30,

                                             2001          2000           2001        2000
                                        ----------------------------- --------------------------

Net product revenues                        100.0%        100.0%          92.8%      100.0%
Cancellation revenues                          -             -             7.2%        -
                                        ----------------------------- --------------------------
Total net revenues                          100.0%        100.0%         100.0%      100.0%
Cost of sales                                44.4%         40.9%          41.6%       39.6%
Cost of sales related to cancellation         -             -              -           -
  revenues
Cost of sales - Provision for excess and      -             -             22.8%        -
  obsolete inventories
                                        ----------------------------- --------------------------
Gross profit                                 55.6%         59.1%          35.6%       60.4%
                                        ----------------------------- --------------------------

Operating expenses:
  Research and development, including        64.8%         31.4%          48.9%       34.2%
non-cash compensation of 11.8% and
7.9% for the three and nine months
ended September 30, 2001, respectively,
and 5.0% and 5.1% for the three and
nine months ended September 30, 2000,
respectively

  Selling, general and administrative,       19.3%         13.9%          15.6%       17.1%
including non-cash compensation of
1.3% and 1.1%, for the three and nine
months ended September 30, 2001,
respectively, and 0.6% and 2.3% for the
three and nine months ended September
30, 2000, respectively

   Restructuring and other charges            -             -             20.9%        -
   Amortization of intangible assets        117.1%         43.2%          73.1%       39.6%
   In process research and development        -             -              -          20.6%
                                           -----------------------  --------------------------
    Total operating expenses                201.2%         88.6%         158.5%      111.5%
                                           -----------------------  --------------------------
Loss from operations                       (145.6%)       (29.5%)       (122.8%)     (51.1%)
Interest expense non-cash                    -             (9.4%)          -         (19.9%)
Interest income (expense), net               (0.8%)         0.7%           0.4%        0.3%
                                           -----------------------  --------------------------
Loss before provision (benefit)for income
   taxes and extraordinary item            (146.4%)       (38.2%)       (122.5%)     (70.7%)
Provision (benefit) for income taxes         (4.5%)         7.5%          (2.5%)       3.8%
                                           -----------------------  --------------------------
Loss before extraordinary item             (141.9%)       (45.7%)       (120.0%)     (74.5%)
                                           ========    ==========   ============  ============

Results of Operations for the three months ended September 30, 2001 and 2000

Total Net Revenues. Our net revenues were $46.0 million and $110.4 million in the three months ended September 30, 2001 and 2000, respectively. This amounts to a decrease of 58.3% from the third quarter of 2000. The decrease in net revenues and net product revenues was primarily due to the overall slowdown in the telecommunications equipment market.

Cost of Sales and Gross Profit. Our gross profit was $25.6 million and $65.2 million in the three months ended September 30, 2001 and 2000, respectively. This amount represents a decrease of 60.8%. Our gross profit percentage was 55.6% and 59.1% in the three months ended September 30, 2001 and 2000, respectively. The decrease in gross margin from the third quarter of 2000, reflects higher average units costs for products sold from inventory and lower average selling prices, partially offset by the sale of inventory which was previously reserved. We expect the gross margin percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and/or customer mix.

Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses were $29.8 million and $34.7 million in the three months ended September 30, 2001 and 2000, respectively. This amount represents a decrease of 14.1%. Included in research and development expenditures for the three months ended September 30, 2001 and 2000 is $5.4 million and $5.6 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures decreased 16.2%. Research and development expenses represented 64.8% (53.0% excluding non-cash compensation) and 31.4% (26.4% excluding non-cash compensation) of total net revenues for the three months ended September 30, 2001 and 2000, respectively. The decrease in dollars is primarily attributable to compensation and facility cost savings resulting from our second quarter of 2001 restructuring. The increase in research and development expense as a percentage of total net revenues was due to lower net revenues in the third quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $8.9 and $15.3 million for the three months ended September 30, 2001 and 2000, respectively. This amount represents a decrease of 42.0%. Included in selling, general and administrative expenses for the three months ended September 30, 2001 and 2000 is $0.6 million and $0.6 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by
     employee principals of  an  acquired   entity   which  was   considered
     compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods
                                       12
     ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses decreased 43.6%. Selling, general and administrative expense represented 19.3% (18.0% excluding non-cash compensation) and 13.9% (13.3% excluding non-cash compensation) of total net revenues for the three months ended September 30, 2001 and 2000, respectively. The decrease in dollars resulted from the decrease in sales commissions and lower consulting and legal expenses. The increase in the percentage of selling, general and administrative expense, excluding non-cash compensation, as a percentage of total net revenues was due to the lower total net revenues in the third quarter of 2001.

Amortization of Intangible Assets. We completed several acquisitions during the year ended December 31, 2000. As a result of these acquisitions, we have recorded intangible assets which are being amortized on a straight-line basis over their estimated useful lives. The increase in dollar amount and percentage of amortization expense is the result of the timing of our acquisitions during 2000.

Interest Expense Non-cash. As part of the purchase price for the Microelectronics Group of PairGain we issued a subordinated redeemable convertible note with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price over the period up until the debt was first convertible with approximately $10.4 million being recorded during the three months ended September 30, 2000. No such amounts were amortized during the three months ended September 30, 2001.

Interest (Income) Expense, Net. Interest income for the three months ended
     September 30, 2001 was $1.9 million, offset by interest expense of $2.3 million, resulting in net interest expense of $0.4 million. Net interest income for the three months ended September 30, 2000 was $0.8 million, consisting of interest income of $1.7 million, offset by interest expense of $0.9 million. The increase in interest income and interest expense can be attributed to the convertible subordinated redeemable notes issued during May 2001 ("Convertible Notes").

Benefit for Income Taxes. The income tax benefit of $2.1 million recognized during the three months ended September 30, 2001, represents a benefit of 3.1% of the loss before benefit for income taxes. The effective rate is affected by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance. The income tax provision of $8.2 million recorded during the third quarter of 2000, represents a provision of 26.0%, excluding the tax effect of non-cash interest expense and the extraordinary gain related to the subordinated redeemable convertible note issued in connection with the acquisition of the Microelectronics Group of PairGain. The effective rate was impacted by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance, net of the utilization of net operating losses.

Results of Operations for the nine months ended September 30, 2001 and 2000

Total Net Revenues. Our net revenues were $214.5 million and $217.3 million in the nine months ended September 30, 2001 and 2000, respectively. This amounts to a decrease of 1.3% from the nine months ended September 30, 2000. Excluding cancellation revenues of $15.4 million, our net product revenues were $199.1 million, which amounts to a decrease in net product revenues from the first nine months of 2000 of 8.4%. The decrease in net revenues and net product revenues was primarily due to the overall slowdown in the telecommunications equipment market.

Cost of Sales and Gross Profit. Our gross profit was $76.4 million and $131.4 million in the nine months ended September 30, 2001 and 2000, respectively. This amount represents a decrease of 41.8%. Our gross profit percentage was 35.6% and 60.4% in the nine months ended September 30, 2001 and 2000, respectively. The decrease in gross profit percentage and dollars in the nine months ended September 30, 2001 is primarily attributed to the increase in cost of sales resulting from the provision for excess and obsolete inventories (the "Provision") of $49.0 million, net of the positive affect of cancellation revenues with minimal associated costs and revenue from the sale of product previously reserved. The decrease in gross profit percentage, excluding the Provision, the cancellation revenues and associated costs and revenue from the sale of product previously reserved, was related to lower average selling prices. The decrease in gross profit dollars, excluding the Provision, cancellation revenues and associated costs and revenue from the sale of product previously reserved, was the result of lower net product revenues. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and/or customer mix.

Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses were $104.9 million and $74.2 million in the nine months ended September 30, 2001 and 2000, respectively. This amount represents an increase of 41.4%. Included in research and development expenditures for the nine months ended September 30, 2001 and 2000 is $17.1 million and $11.0 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures increased 39.0%. Research and development expenses represented 48.9% (41.0% excluding non-cash compensation) and 34.2% (29.1% excluding non-cash compensation) of net revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in dollars is primarily attributable to the increase in the number of employees engaged in research, design and development activities and the result of significant capital expenditures over the past year.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $33.4 and $37.3 million for the nine months ended September 30, 2001 and 2000, respectively. This amount represents a decrease of 10.2%. Included in selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 is $2.4 million and $5.2 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses decreased 3.1%. Selling, general and administrative expense represented 15.6% (14.5% excluding non-cash compensation) and 17.1% (14.8% excluding non-cash compensation) of net revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in dollars resulted from the decrease in sales commissions as a result of lower product revenues and reductions in consulting and legal expenses.

Restructuring and Other Charges. Due to changes in its business environment, the Company took steps to realign its operating cost structure, which resulted in restructuring and other charges of $44.8 million. These charges primarily consist of costs related to facilities consolidation and the related impact on our outstanding real estate leases and workforce reductions.

Amortization of Intangible Assets. We completed several acquisitions during the year ended December 31, 2000. As a result of these acquisitions, we have recorded intangible assets which are being amortized on a straight-line basis over their estimated useful lives. The increase in dollar amount and percentage of amortization expense is the result of the timing of our acquisitions during 2000.

In-Process Research and Development. During the nine months ended September 30,
     2000, we completed the acquisitions of Ficon, T.sqware and iCompression, each of which had development projects not yet complete at the date of the acquisition. The amounts allocated to IPR&D of $44.9 million were expensed upon acquisition, as it was determined that the underlying projects had not reached technological feasibility, had no future alternative use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the present value of forecasted cash flows and income that were expected from the projects, the status of the project, completion costs, project risks, the value of the core technology, and the stage of completion of the projects. In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contributions of the projects. The determination of IPR&D was based on efforts completed as of the date the entities were acquired.

Interest Expense Non-cash. As part of the purchase price for the Microelectronics Group of PairGain, we issued a subordinated redeemable convertible note with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price over the period up until the debt was first convertible with approximately $43.4 million being recorded during the nine months ended

     September 30, 2000. No such amounts were amortized during the nine months ended September 30, 2001.


Interest Income, Net. Interest income for the nine months ended September 30, 2001 was $4.9 million, offset by interest expense of $4.1 million, resulting in net interest income of $0.8 million. Net interest income for the nine months ended September 30, 2000 was $0.7 million, which consisted of interest income in the amount of $3.3 million, offset by interest expense of $2.6 million. The increase in interest income and interest expense can be attributed to the Convertible Notes issued during May 2001.

Benefit for Income Taxes. The income tax benefit of $5.5 million recognized during the nine months ended September 30, 2001, represents a benefit of 2.1% of the loss before income taxes. The effective rate is affected by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance. The income tax provision of $8.2 million recorded during the nine months ended September 30, 2000 represented a provision of 7.5% of the loss after extraordinary gain, and reflected the Company's anticipated effective tax rate for the nine months ended September 30, 2000. The effective rate was impacted by permanent differences which resulted from the Company's acquisitions, and changes in the valuation allowance, net of the utilization of net operating losses.



Liquidity and Capital Resources

     Total assets at September 30, 2001 were $835.4 million, a decrease of $69.7 million, or 7.7% from December 31, 2000 total assets of $905.1 million. The decrease from December 31, 2000 is primarily a result of continued amortization of intangible assets from our acquisitions and a $33.8 million reduction in the accounts receivable balance, offset by increases in cash and cash equivalents and short-term investments of $103.7 million, which are explained below.

     As of September 30, 2001, we had working capital of approximately $220.6 million, $202.9 million in cash and cash equivalents and short-term marketable securities. At December 31, 2000, we had working capital of $164.2 million, $99.1 million in cash and cash equivalents and short-term marketable securities.

     Net cash used in operating activities was $18.6 million in the nine months ended September 30, 2001, compared to net cash provided by operating activities of $5.0 million in the nine months ended September 30, 2000. The decrease was primarily due to an increase in our loss from operations during the nine months ended September 30, 2001.

     Net cash used in investing activities was $21.5 million during the nine months ended September 30, 2001. The net cash used was related to purchases of property and equipment of $8.1 million and net purchases of marketable securities of $13.8 million. Net cash provided by investing activities during the nine months ended September 30, 2000 was $14.9 million, consisting primarily of net cash acquired in acquisitions.

     Cash flows provided by financing activities of $129.6 million during the nine months ended September 30, 2001 primarily consisted of proceeds from the Company's issuance of the Convertible Notes. Cash flows from financing activities of $46.9 million during the nine months ended September 30, 2000 were primarily related to proceeds from the issuance of common stock and exercise of stock options, net of repayment of the subordinated redeemable convertible note issued by us in connection with our acquisition of the Microelectronics Group of PairGain.

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

Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Hedging Activities, which amended SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 138 must be adopted concurrently with the adoption of SFAS 133. The Company adopted these statements effective January 1, 2001. SFAS 133 and SFAS 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements did not have a material impact on our financial condition or results of operations.

     In July 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets.

     SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after September 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations.

     SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt SFAS 142 and cease amortization of goodwill effective January 1, 2002. The Company is currently evaluating the additional impact, if any, which the adoption of SFAS 142 might be expected to have on the Company's financial condition or results of operations.

     In August 2001, SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, was issued, replacing SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board (APB) Opinion 30, Reporting the Results of Operations. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002 for the Company. The Company is currently evaluating the impact of this statement.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of September 30, 2001, substantially all of our investments were in money market funds, certificates of deposits, or high quality commercial paper.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         None

         (b) Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 GLOBESPAN, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GLOBESPAN, INC.



Date: November 14, 2001      By:   /s/ Robert McMullan
                                   --------------------------------------------
                                   Robert McMullan
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)