Form 10-K
period 2001-12-31
GLOBESPANVIRATA INC
filed 2002-04-01
CIK 1081197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission file number 000-26401

                             ______________________

                              GLOBESPANVIRATA, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            75-2658218
     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)           Identification Number)

  100 Schulz Drive, Red Bank, New Jersey               07701
 (Address of principal executive offices)           (Zip Code)


                                 (732) 345-7500
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                             ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002 (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $1,270,000,000. As of February 28, 2002, 140,695,878 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K report where indicated.

                              GLOBESPANVIRATA, INC.

                                    FORM 10-K

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

 Item                                                                   Page No.
 ----                                                                   -------

                                     PART I
1.  Business................................................................. 1
2.  Properties...............................................................24
3.  Legal Proceedings........................................................25
4.  Submission of Matters to a Vote of Security Holders......................26

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters....26
6.  Selected Historical Financial Data.......................................26
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations....................................................29
7A. Quantitative and Qualitative Disclosures About Market Risk...............39
8.  Financial Statements and Supplementary Data..............................39
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure.....................................................39

                                    PART III

10. Directors and Executive Officers of the Registrant.......................39
11. Executive Compensation...................................................39
12. Security Ownership of Certain Beneficial Owners and Management...........39
13. Certain Relationships and Related Transactions...........................39

                                     PART IV

14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........40
    Signatures...............................................................66

                                     PART I

ITEM 1. BUSINESS

COMPLETION OF MERGER WITH VIRATA CORPORATION

     On December 14, 2001, we completed a merger with Virata Corporation under an Agreement and Plan of Merger, dated as of October 1, 2001. Under that agreement, a wholly-owned subsidiary of our company merged with and into Virata and Virata became our wholly-owned subsidiary. At the effective time of the merger, we changed our name from "GlobeSpan, Inc." to "GlobespanVirata, Inc." The merger with Virata was accounted for as a purchase; accordingly, operating results for Virata have been included from the date of acquisition. Unless otherwise indicated, any financial information prior to the date of acquisition excludes Virata's results of operations.

GENERAL

     GlobespanVirata is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, our integrated circuits, software and system designs are primarily used in digital subscriber line, or DSL, applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. We sell our products to more than 300 telecommunications equipment manufacturers for incorporation into their products for use in systems deployed by telecommunications service providers and end users in more than 30 countries.

     Consumers and business users demand reliable and fast ways to connect to the Internet and to each other through networks. One approach available to them for achieving this goal is DSL technology. Our products target the rapidly growing market for high-speed data transmission applications such as Internet access, telecommuting and networking among branch offices. DSL applications are expanding to also include voice and video transmissions over the same copper wire.

     It is our objective to help DSL service providers and equipment makers meet the challenges that face them in deploying DSL technology within the existing communications infrastructure. In an effort to assist our customers in meeting these challenges, we have developed integrated solutions that combine the functionality of entire systems, including multiple discrete components, memory, microprocessors and software, in production ready reference designs utilizing our chip sets. These chip set solutions are known as "System-On-Chip" solutions and achieve system-level functionality through silicon and software. These system-level products allow our customers to reduce the time it takes for their products to reach the market and to focus their resources on adding features and functions to differentiate their product offerings from those of their competitors.

     In our on-going effort to increase our ability to offer System-On-Chip solutions to our customers, we have completed a number of acquisitions and mergers that have expanded our intellectual property, design and product development resources and system-level expertise. We are utilizing these skills and resources to add greater networking functionality to our chip sets and to capture more of the system functions used in DSL system solutions in our products.


INDUSTRY OVERVIEW

THE LAST MILE IS THE BOTTLENECK TO HIGH-SPEED NETWORK ACCESS

     In recent years, consumers have increasingly demanded instantaneous access to the vast amount of information available on the Internet. Demand from consumers is driven by four primary factors:

          o the extent of the information and entertainment sources, including video and audio files, available on the Internet has increased dramatically;

          o the number and quality of services offered through the Internet, such as video communication and lower cost telephone services, is growing rapidly;

          o a growing number of small business owners and telecommuters require the same access speeds from their home offices and small networks as those achieved by participants in large corporate networks; and

          o the performance and affordability of the products, such as personal computers, integrated access devices and set top boxes, used to connect to today's communication networks enables more people to connect than ever before.

     Simultaneous with the growth in consumer demand is the improvement in the quality and complexity of the data available on, and through, the Internet. In order to access the types of complex files now available over the Internet, an end user must have a sophisticated means of connecting to the network. Increasingly, consumers are turning to broadband access services in order to achieve their network connection goals reliably and to transfer information within practical time periods.

     When a consumer connects to the Internet and wishes to receive or download information, the information must travel to the user's computer, or other networking device, through the main transmission channels, also known as the network backbone, to the central office of the service provider, and then to the local lines, also known as the "local loop" or "last mile", which connect the end-user to the network. While the network backbone is capable of delivering data at very high speeds, an access bottleneck continues to exist in the local loop because the copper wire telephone lines that make the last mile connection were originally designed for voice traffic rather than high- speed data transmission. As a result, access to the Internet and private communications networks over the last mile infrastructure has typically been limited to transmission rates of up to 56 Kbps using standard dial-up analog modems, or 128 Kbps using integrated services digital network, or ISDN, modems. At these rates, several minutes may be required to access a media rich website, and several hours may be required to download large files.

COMPETITION TO DELIVER HIGH-SPEED NETWORK ACCESS

     This communications bottleneck has created opportunities for network service providers and equipment manufacturers who must continually develop and improve solutions for overcoming the last mile bandwidth challenges in order to keep pace with consumer demand. As traffic increases, high-speed data, voice and video transmission services have become a key competitive service offering for these providers. In an effort to provide greater bandwidth in the local loop, network service providers have deployed higher speed access services, such as T1 or E1 lines. These services, however, are typically too costly for the average consumer.

     Some service providers have also developed alternatives for overcoming the bottleneck problem, that do not rely on the local loop, including cable, wireless and direct broadcast satellite systems. Cable competes effectively with DSL high-speed data transmission technologies, particularly in the residential market, because it enables fast data transmission speeds at competitive prices over the existing infrastructure of coaxial cable. Cable services are deployed over the cable television infrastructure at transmission rates of up to 10 megabits per second or Mbps. Wireless and direct broadcast satellite systems transmit digital data without terrestrial lines at speeds of more than 10 Mbps. Many of these services are at an early stage of development, but they are expected to provide cost-effective high-speed data transmission.

     In addition, some telecommunications service providers are delivering high-speed data transmission services to large businesses in major metropolitan areas over locally installed fiber networks. These systems use fiber optic cable and very high frequency laser light transmission technology to provide the last mile connection. Fiber optic systems offer highly reliable transmission data rates that can exceed 1 gigabit per second. Although local fiber networks have not generally been cost-effective to deploy for small business and home users, fiber networks will compete effectively in the future market for high-speed data transmission services, particularly for large businesses.

DSL TECHNOLOGY ENABLES HIGH-SPEED DATA TRANSMISSION OVER COPPER TELEPHONE WIRE

     Another alternative available to overcome the bottleneck of the last mile is DSL. DSL technology uses sophisticated digital signal processing techniques to achieve high-speed data transmission over the copper telephone wires of the existing local loop. DSL utilizes more of the bandwidth on copper telephone lines than is currently used for plain old telephone service, also referred to as POTS, thereby allowing for greater bandwidth with which to send and receive information. By utilizing frequencies between 26kHz and 1MHz, DSL can encode more data to achieve higher data rates than would otherwise be possible in the restricted frequency range of POTS. Specifically, DSL currently provides downstream transmission rates up to 8 Mbps, using the existing local loop copper wire infrastructure. The transmission speeds of DSL will continue to increase and improve as the technology evolves.

     DSL technology has several important advantages over other high-speed technologies, including:

          DEDICATED BANDWIDTH. DSL is a point-to-point technology that connects the end user to the service provider's central office over a copper telephone wire. Because DSL connections are dedicated to one user, DSL does not suffer from service degradation as other users are added in the same vicinity, and allows a higher level of security;

          LOW COST INFRASTRUCTURE. Because DSL uses the same local loop copper telephone lines that are used for standard telephone voice service, DSL can be significantly less expensive to deploy to businesses and homes than other high-speed data transmission technologies that require new or upgraded infrastructure;

          USER INSTALLED. DSL equipment can readily be installed by the end user without requiring on-site support from the service provider, a critical cost saving factor for the consumer and the service provider over other last mile technology solutions; and

          BROAD COVERAGE. Since virtually all businesses and homes worldwide have installed copper telephone wire connections for standard telephone service, DSL access services can be made immediately available using the same copper wire for a large percentage of potential end users.

     In order to utilize the frequencies above the voice audio spectrum, DSL equipment must be installed on both ends of the local loop. In a typical deployment of DSL service, DSL customer premises equipment, or CPE, is connected to a personal computer in a residence or to a router in a business where multiple personal computers may be connected. The end user is connected to the service provider's central office, or CO, over a copper telephone wire that is terminated by a digital subscriber line access multiplexer, or DSLAM, unit located at the CO. One DSLAM typically provides DSL connections for many users.

CHALLENGES TO DSL SERVICE PROVIDERS

     Telephone companies recognize that the satellite, wireless, fiber, and cable service providers are serious threats to win consumer and business end users that have traditionally been served by them. As a result, to protect the business relationship with their existing customers and preserve the opportunity to increase revenue from additional services (such as Internet access and additional voice services), telephone companies worldwide have invested and continue to actively invest resources in the rapid deployment of DSL.

     These DSL service providers are currently in various stages of worldwide deployment from start-up to ramp-up, and are in competition to attract users from other broadband data transmission alternatives. To continue to be a compelling alternative, DSL service providers must:

          o Meet data transmission rate requirements to satisfy end user bandwidth needs;

          o Meet central office DSLAM equipment constraints for size, power, performance and reliability;

          o Meet customer premises equipment constraints for feature sets and ease of installation and use;

          o    Facilitate the high-speed transmission of data, voice and video;

          o    Reach a large potential end user base;

          o    Provide low equipment, installation and maintenance costs; and

          o    Be tested and proven through field deployment.

CHALLENGES TO DSL EQUIPMENT MANUFACTURERS

     The projected growth of DSL subscribers worldwide will require innovative broadband products and services to be introduced into the market at attractive prices. To take advantage of this opportunity, DSL equipment manufacturers must design next generation products that overcome the challenges presented by the stringent and varying feature, function, performance and cost demands of the worldwide service providers. Equipment manufactures must meet challenges in each of the following areas:

          o STANDARDS COMPLIANCE AND INTEROPERABILITY. Equipment manufacturers must ensure that their products are compatible with industry standards and interoperate with DSLAM and customer premises equipment made by other manufacturers;

          o PROGRAMMABILITY AND UPGRADABILITY. Evolving industry standards, consumer demands for new features and continuous improvements in DSL product performance and function have challenged equipment manufacturers to develop flexible solutions that can be enhanced or reconfigured without replacement of the equipment;

          o POWER CONSTRAINTS. Low power consumption is critical for the addition of equipment within existing communication facilities. Equipment manufacturers must design DSLAMs that use minimum power dissipation to operate within the service provider's specification;

          o SIZE CONSTRAINTS. DSL systems must physically fit within the local telephone company's existing infrastructure. This has challenged equipment manufacturers to develop DSLAMs that support hundreds of DSL local loop lines in the smallest amount of physical space;

          o INTEGRATION. Equipment manufacturers must integrate the maximum possible system functions into a product to minimize both system management costs and the number of different components required to implement the system solution;

          o PRODUCT CAPABILITIES. Equipment manufacturers must design products that provide both symmetric and asymmetric DSL solutions with a suite of data interfaces, protocol processing, and system management functions to efficiently offer a broad range of services to businesses and consumers;

          o PRODUCT COSTS AND USE. Equipment manufacturers must provide cost-effective products for homes and businesses that can be easily installed and operated by non-technical users; and

          o PRODUCT PERFORMANCE. Equipment manufacturers must create solutions that overcome the real-world impairments of the local loop, such as line noise, to reach as many consumers as possible at the greatest speeds.

THE OPPORTUNITY FOR DEVELOPERS OF INTEGRATED CIRCUITS

     We believe that equipment manufacturers can best meet the challenges set forth above by designing their system-level products with System-On-Chip integrated circuit and software solutions. Using a System-On-Chip solution will enable equipment manufacturers to achieve increased programmability while meeting the service providers increasing demand for products that use less power and space. System-On-Chip solutions also help satisfy the goals of lower cost and higher performance.

     While equipment manufacturers have in-depth system knowledge, they often lack the core technology expertise in signal processing, signal conversion, communications algorithms and communication protocols that are required to develop System-On-Chip solutions. In addition, these solutions must overcome real-world impairments of the local loop, such as line noise, which could otherwise degrade transmission performance.

     Realizing the benefits of System-On-Chip solutions as well as their limitations in creating such solutions, DSL equipment manufacturers are turning to integrated circuit developers, like GlobespanVirata, to bring high-performance, cost-effective solutions to market that include multiple system functions.

THE GLOBESPANVIRATA SOLUTION

     We are a leading worldwide provider of DSL highly integrated circuits, software and system designs that enable high-speed data, voice and video transmission over the local loop and are well equipped to deliver to equipment manufacturers and service providers products to meet the challenge of the last mile bottleneck. We have over eight years of field experience in implementing DSL technology encompassing more than 300 customers and more than 50 worldwide telephone service providers in more than 30 countries. Approximately 800 of our employees are involved in product development and customer support. The breadth of our employee base combined with our extensive understanding of DSL in the field has resulted in GlobespanVirata having one of the most extensive bases of knowledge in the industry. Our expertise has also been enhanced through the acquisition of technology companies with communications network knowledge in voice processing, video processing, application specific network processing, communication protocols, and data switching, routing and security. As a result, we understand the requirements for DSL system solutions that include asynchronous transfer mode, or ATM, and Internet protocol, or IP, packet and cell aggregation, switching and traffic management, voice and video transmission, voice gateways, auto-configuration for plug and play installations, and recognize the harsh and varying conditions of the local loop that impact reliable data transmission. We believe that the depth and breadth of our experience and expertise in the broadband field and the broad range of our technological solutions distinguish us from our competitors. Among our key areas of expertise are:



          BREADTH OF DSL EXPERTISE. We have expertise in both asymmetric DSL, or ADSL, and symmetric DSL, or SDSL, applications. ADSL and SDSL configurations that we offer include VDSL, HDSL, HDSL2, HDSL4, and SHDSL.

          ADVANCED SYSTEM-LEVEL EXPERTISE. Our system-level expertise enables us to offer multiple system functions that can be cost-effectively incorporated into complete System-On-Chip solutions. These System-On-Chip solutions allow for the optimization of the performance, cost, and time to market of system products used to deliver network services using DSL access. Additionally, our system-level expertise allows us to provide comprehensive step-by-step reference design guides to our customers in order to enable them to rapidly bring innovative DSL systems products to market. The local loop environment is characterized by various impairments that affect DSL operations and make reliable high-speed data, voice and video transmission difficult to achieve. To minimize the effects of these impairments on the reliability and quality of services provided by DSL access, we will continue to incorporate our system-level understanding of these factors into our DSL chip set system solutions.

          SOFTWARE EXPERTISE. Our chip sets are highly programmable. Our customers are able to enhance or reconfigure their products through downloads of our software rather than through costly replacement or modification of their installed DSL system products. This flexibility enables telecommunications service providers to add features and optimize performance to keep current with changing industry requirements, including features and standards compliance. It also allows us to deliver a common chip set platform that operates in many different modes with a wide range of feature options through software control.

          ALGORITHM EXPERTISE. A key component of our continued success is the expertise that we have developed in the areas of processes and techniques used to transform data, voice and video content from analog to digital format. We have also developed essential processes and techniques that are used to remove echo voice signals that would otherwise interfere with network transmissions. Specific elements of our algorithm expertise are:

               COMMUNICATIONS ALGORITHMS. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially conditioned analog signal suitable for transmission across copper telephone wires. Our broad theoretical knowledge base, coupled with our extensive DSL field experience, has enabled our technology team to generate comprehensive DSL system models utilizing computer-aided design tools. The knowledge gained from these simulations, combined with the advantages of our programmable platform, enables us to optimize algorithm designs for specific DSL applications across a broad range of local loop conditions.

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

               VIDEO PROCESSING ALGORITHMS. Video processing algorithms are the processes and techniques used to transform the analog video signal to digital data format. The algorithm performs highly complex video compression schemes that minimize the amount of digital data required to capture the video and sound content of the subject for transmission over broadband networks or for storage on CD-ROMs or hard disk drives. We use these algorithms with our proprietary digital signal processing technology in our video encoding and decoding chip sets.

               ECHO CANCELLATION ALGORITHMS. Echo cancellation algorithms are techniques and processes used to detect the signal power and time period of the echo signal, and then perform an operation to attenuate the echo so that it is not heard by the original speaker. Without these techniques it would be difficult to conduct a conversation, since transmission signal delays through a wide area network system sometimes cause echo signals of speech to be reflected back to the speaker. Echo compression algorithms are complex functions that are most efficiently implemented with digital signal processing techniques. We incorporate these algorithms with our proprietary digital signal processing technology into our integrated circuit chip sets for use in network echo cancellation products.

          ATM AND IP PROTOCOL EXPERTISE. ATM and IP protocol are being used to build the next generation of communication infrastructure. Our network processing platforms and software solutions are used to build a packet-based converged switching and routing network with guaranteed quality of service for voice, data and video applications. These technologies represent critical components of broadband access systems and application specific network devices.

          APPLICATION SPECIFIC NETWORK PROCESSING EXPERTISE. Network processing in DSL network systems solutions provides a means for managing data traffic flow between network core switching equipment, DSLAMs, and DSL products in homes and businesses. The network processor platforms in central office applications manage the data traffic flow to each local loop and aggregates this traffic into a single high-speed data stream to core switching equipment. The network processor platforms in the customer premise application manage protocol processing, data routing and security functions, control functions for a wide range of physical interfaces, and auto configuration for plug and play installations. Our expertise and experience in developing proprietary reduced instruction set computers, or RISC, and the lower layers of the open systems interconnection, or OSI, protocol stack enable us to integrate network processing functions into our System-On-Chip integrated circuits used in DSL network system solutions. Our hardware and software architecture enables us to implement a cost-effective, programmable and scalable design to meet performance demands for a broad range of bandwidth requirements and to add product features and functions over time.

          SIGNAL CONVERSION EXPERTISE. Signal conversion is an area of expertise that allows us to transform digital signals into analog signals that are suitable for transmission over copper telephone wires. Our analog front end includes a custom integrated circuit that performs the signal conversion function, as well as a combination of discrete components such as resistors, capacitors, linear amplifiers and transformers. Our analog front end provides several programmable analog functions critical to achieving high-speed and long-reach performance and is capable of operating over a wide array of signal amplitudes and frequency ranges associated with different line codes.

          DIGITAL SIGNAL PROCESSING EXPERTISE. We are a leader in the design of high-performance, low-power, silicon-efficient, digital communications processors that optimize digital signal processing for DSL, voice, echo cancellation and video applications. Digital signal processing, as it relates to DSL applications, is a means of encoding digital data for transmission over bandwidth-limited media, such as copper telephone wires, and recovering the encoded data at the receiving end. This process requires very high-speed, high-precision silicon engines to meet the performance specifications of telecommunications service providers. Digital signal processors are also used as a means to implement voice, echo cancellation, and video processing algorithms. Our digital communications processors are based on a proprietary architecture that incorporates concurrent multi-tasking, multi-processor digital signal processing engines. Our digital communications processor architecture provides system design flexibility without the inherent power consumption and costs normally associated with conventional, general purpose digital signal processors. The performance and flexibility of our digital communications processor enables our customers to implement multiple DSL configurations using different line codes through a simple software download.

THE TECHNOLOGICAL ADVANTAGES OF OUR SOLUTIONS

     Using the areas of expertise highlighted above, we are able to create broad-based solutions with the following advantages:

          COMPLETE SYSTEM-ON-CHIP. Our System-On-Chip solutions integrate the functionality of multiple discrete components, memory and microprocessors and software that provide DSL transmission, framing, communication protocol handling, voice processing, data security, data switching and routing, and multiple data interfaces onto a single chip. Our System-On-Chip solutions for DSLAM products offer asymmetric or symmetric DSL functions to support multiple local loop lines in a single chip, which enables our DSLAM equipment manufacturers to design products to meet the size and power constraints requirements of the service providers. Our System-On-Chip solutions for home and business DSL products offer asymmetric or symmetric DSL functions with universal serial bus, or USB, peripheral component interconnect, or PCI, ATM, or Ethernet data interfaces and ATM and IP protocols on a single chip. We also offer application software enabling our customers to design products to meet the easy to install and use requirements of the end user.

          HIGH-PERFORMANCE. Our chip sets are capable of performing billions of operations per second. We believe the high-performance capability of our chip sets enables us to deliver one of the industry's longest loop reach per data transmission rates which allows telecommunications service providers to offer services to a larger customer base.

          COMPETITIVE TOTAL SYSTEM COST. The high levels of integration in our System-On-Chip solutions for central office equipment and customer premises products minimize total system cost. Highly integrated solutions lead to low power consumption and density advantages, thereby maximizing the number of local loop lines that can be incorporated into a single broadband DSLAM system product. Higher system density enables service providers to connect a larger number of end users with their central office DSLAM equipment thereby reducing total cost per end user. The high level of integration in our System-On-Chip solutions used in home and business products offer multiple system functions in a single chip, thereby minimizing equipment manufacturers' materials cost and the manufacturing time required to produce the product.

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

     We believe that these attributes make us a preferred design partner and supplier of integrated circuits for DSL network system products.

STRATEGY

     Our objective is to be the leading provider of System-On-Chip solutions and system designs for the DSL market and other complementary high-growth broadband communications markets. To achieve this objective, we are pursuing the following strategies:

     MAXIMIZE DESIGN WIN MARKET SHARE. Our strategy is to maximize the number of design wins with both new and existing customers. A design win represents a customer's initial commitment to develop a product incorporating our chip sets. We believe design wins are strategically important because once a customer has designed our chip sets into its product, that customer is more likely to continue to choose our solutions for additional products. Furthermore, achieving the broadest number of design wins creates an opportunity to capitalize on the success of any one of our customers' products, a particularly important factor in the rapidly developing broadband market. We maximize our ability to compete for design wins by using our extensive sales organization to access the greatest number of customers and further penetrate our existing customer base.

     TARGET ALL APPLICATIONS WITHIN THE DSL SEGMENT. Our strategy is to provide the necessary technologies to enable all applications within the DSL segment. We are currently shipping chip sets based upon ADSL, HDSL, HDSL2, HDSL4, SDSL and SHDSL technologies. Our chip sets are used in both central office and home and business locations to enable high-speed data, voice and video applications such as Internet access, voice and video over DSL, telecommuting and networking among branch offices. We have introduced multi-mode asymmetric and symmetric chip sets that interoperate with all applicable coding techniques, or line codes, and we will continue to monitor industry trends and refine our product development efforts to target emerging DSL data, voice and video applications.

     LEVERAGE ADVANCED SYSTEM-LEVEL EXPERTISE. Our strategy is to leverage our advanced system-level expertise in order to provide increasing amounts of silicon content on both the central office and customer premise ends of the DSL connection. We also intend to use our system-level knowledge to develop and market chip sets that can be cost-effectively and rapidly incorporated into complete DSL network system solutions designed and manufactured by our customers. This strategy is intended to enable our customers to optimize time-to-market, performance and system cost.

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

     EXPAND OUR RESOURCES AND CAPABILITIES. Our strategy is to significantly grow our position as one of the largest organizations dedicated to DSL system solutions and to build on and expand our core competencies and capabilities to support our growing customer base and the accelerating pace of DSL deployment. We view strategic acquisitions as an important element in the expansion of our resources and capabilities for DSL and complementary communication technologies, and we will continue to seek acquisition opportunities to enhance our core competencies. We are currently investing substantial development resources in system-level knowledge, communications algorithms, signal processing and signal conversion, voice compression, echo cancellation, data switching, routing and security, application specific network processing, communication protocols, and video compression algorithms. We are devoting resources to enhance our high-performance algorithms and to increase system integration by embedding more system functions on a single integrated circuit. We invest significant resources in research and development and product support and will continue to work closely with our customers to develop new and enhanced solutions that address next-generation DSL network market opportunities.

     DRIVE INDUSTRY STANDARDS. We actively participate in the formulation of world wide industry standards for broadband network access markets. We believe such participation accelerates and expands the development of markets for our products and provides valuable insights and relationships, which assist us in directing our product development efforts to target emerging market opportunities.

PRODUCTS

     We offer a broad suite of chip set solutions for DSL, voice and video processing, and network processing. Our product offerings include various combinations of digital signal processors, network or communication processors, integrated software on silicon, and analog front-end chips, and reference design guides.

DSL PRODUCTS

     We have designed a family of System-On-Chip integrated circuits for use in home and business DSL products that incorporate a combination of multiple system functions. We offer solutions for both the equipment that resides in a service provider's central office as well as for the equipment that resides in the customer's premises. Solutions can optionally include a DSL asymmetric or symmetric modem, an application specific network processor, and Ethernet, PCI or USB data interface.

ASYMMETRIC CENTRAL OFFICE CHIP SETS:  TITANIUM FAMILY

     Our asymmetric digital subscriber line, commonly referred to as ADSL, chip sets, marketed as Titanium, provide cost-effective, high-speed local loop access for Internet and other applications where downstream transmission rates to end users are faster than upstream transmission rates from end users. This asymmetric transmission is provided over one pair of copper telephones wires with downstream data transmission rates ranging from 32 Kps to 8 Mbps. ADSL also allows the telephone line to be used simultaneously for standard telephone voice service and data transmission. Our Titanium family of chip sets are multi-port in density, ranging from 4 to 24 ports per digital signal processor chip and from 4 to 8 ports per analog front end chip.

     Our ADSL chip sets are designed to meet the ANSI standard specification T1.413, and International Telecommunications Union, or ITU, standard G.992.1 for 8 Mbps configuration (known also as G.dmt), including

Annex A, B and C options to these standards. Our chip sets also meet ITU standard G.992.2 (known as G.Lite), exceeding the standard's 1.5 Mbps specification with speeds up to 4 Mbps.

SYMMETRIC CENTRAL OFFICE CHIP SET: ORION FAMILY

     Our symmetric digital subscriber line, also known as SDSL, chip sets, marketed as Orion, provide cost-effective network access where downstream transmission rates to end users are the same as upstream transmission rates from end users. Our SDSL chip sets are available in different DSL configurations, including IDSL, HDSL, HDSL2, HDSL4 and G.SHDSL. Our Orion family of chip sets are also multi-port in density, ranging from 2 to 8 ports per chip.

     G.SHDSL delivers symmetric data rates from 192 Kbps to 2.3 Mbps over one standard copper wire pair and up to 4.6 Mbps over two copper wire pairs at distances much greater than traditionally deployed SDSL solutions. Additionally, the extended reach of G.SHDSL allows service providers to increase their customer service area by 30%.


CUSTOMER PREMISES EQUIPMENT CHIP SETS: TITANIUM USB, TITANIUM PCI, TITANIUM PLUS E'NET AND ARGON

     We offer both asymmetric and symmetric DSL CPE chip sets used in the equipment that resides in the end user's home or office. Our Titanium USB chip set provides ADSL network access through a PC USB connection. Our Titanium PCI chip set provides ADSL network access through a personal computer interface. ADSL network access with router and bridge capabilities through Ethernet connections are provided by our Titanium Plus E'Net and Argon chip sets. Our asymmetric DSL CPE products support Annex A, B and C standards to meet all international DSL market needs.

COMMUNICATIONS AND NETWORK PROCESSORS

     Our communications processor, which is marketed as Helium, is a single integrated circuit, programmable processor that is used primarily in CPE products to provide network communication functions and added value features for the end user. The Helium chip is a highly integrated solution that includes PCI, USB, and Ethernet controllers as well as flexible expansion interfaces to enable customers to add capabilities such as home wireless networking. Our ISOS software works in combination with the Helium chip to manage data, routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. Additional features of these products include system management, firewall security, embedded web server, auto-configuration of DSL services and Universal Plug-and-Play. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.

     We are currently sampling a programmable network communications processor, which combines both hardware and software implementations to yield high performance and flexible processing of communication protocols used in DSL network access systems. This product performs ATM and IP processing, traffic management and aggregation of multiple symmetric or asymmetric DSL access line into a single high-speed connection into the wide area network. We expect that the product will be primarily used in DSLAMs and equipment designed for use in digital loop carriers and multi-dwelling or business multi-tenant unit applications. Our network communications processor also has applications in voice gateway cards, multi-service wide area network switches and edge routers. The product's flexible hardware and software implementation will also permit a seamless migration from today's predominantly ATM networks to tomorrow's converged IP networks.

VOICE AND VIDEO PROCESSING PRODUCTS

VOICE SOLUTIONS: iVOX AND AZURITE

     Voice over Packet, or VoP, solutions enable telecom carriers to move their voice services away from traditional circuit-switched networks to packet-based networks, thereby reducing operational costs and providing a lower cost alternative to traditional telephone services. Our products meet the requirements of both competing protocols for this emerging standard--IP and ATM. We offer complete and scaleable VoDSL and VoIP solutions for both CO and CPE applications, including trunking gateways, integrated access devices, multi-dwelling units, next generation digital loop carriers and DSLAMs. Our iVOX chip set is designed to meet the needs of carriers that want to transition voice traffic from the traditional PSTN to more efficient packet based networks. Our Azurite solutions provide fully integrated, standards compliant and fully tested software and hardware for VoIP and VoDSL applications. Azurite chip sets include our ISOS solution that helps to simplify the customization of vertical applications. Additionally, our software features that offer solutions for a wide variety of voice and telephony applications.

VIDEO SOLUTIONS: iTVC15

     MPEG is an established international standard for compressing analog voice signals to digital format for storage and transmission over digital networks. MPEG is used in High Definition Television, or HDTV, Digital Video Disc, or DVD, and other applications in order to reduce the number of bits needed to represent audio and video data. We have a single chip solution, marketed as the iTVC15(TM) chip, that incorporates MPEG-2 audio and video encoding and decoding, transport, with screen display controller. The nature of our single chip solution allows integrated circuit companies, electronics makers and personal computer companies to reduce the cost of designing and manufacturing next generation digital video products.

SALES, MARKETING AND TECHNICAL SUPPORT

     Our sales and marketing strategy is to expand the breadth of our customer base by using our extensive worldwide sales organization. As of December 31, 2001, we employed 175 sales, marketing and technical support professionals. Our sales managers are dedicated to principal customers to promote close cooperation and communication. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers' facilities. To complement our direct sales and customer support efforts, we also utilize independent manufacturers' representatives to support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

     Providing comprehensive DSL reference design guides to our customers is integral to our sales strategy. Our design materials are intended to enable our customers to effectively incorporate our chip sets into their DSL systems and to achieve a faster time-to-market. This reduces the necessary level of customer support and allows for a greater allocation of our sales effort to target future design wins. Our comprehensive, step-by-step reference design guides include schematics, bills of materials, circuit board layouts, application interface programs, debug guides and software. Our reference design guides enable equipment manufacturers to bring innovative products to market quickly and cost-effectively. Our advanced technical support and comprehensive field support also ensures that our customers' products perform optimally in real world deployment environments.

CUSTOMERS

     We sell our products worldwide to over 300 companies that manufacture data communications products. Our chip sets are incorporated by our customers into the following products:

          o DSLAMs, which are used to terminate up to hundreds of lines in a central office and aggregate them onto high-speed lines for transmission to the communications backbone;

          o DSL network interface units, which are customer premises products that enable high-speed data transmission over the local loop;

          o DSL-compatible routers, which are used to connect one or more personal computers to the local loop; and

          o USB Ethernet (standalone) and PCI (internal) network interface cards, which are used to connect a personal computer to the local loop.

     Our customers market their products to public and private telecommunications service providers. These service providers include traditional telephone companies, CLECs, Internet service providers, businesses and government entities.

     We depend on a relatively small number of customers for a large percentage of our revenues. In the years ended December 31, 2001, 2000 and 1999, our top customers, defined as those customers who individually represented at least ten percent of our net revenues accounted for 38.7%, 62.6% and 41.2%, respectively, of our total net revenues. In 2001, our top customers were Lucent Technologies and Cisco Systems, which accounted for 26.6% and 12.1% of our net revenues. For the year ended December 31, 2001, on an unaudited pro forma combined basis, our top customers were Lucent Technologies, Ambit Microsystems and Cisco Systems, which accounted for 28.8%, 17.2% and 13.4% of our combined net revenues, respectively. The unaudited pro forma combined revenue includes revenues for the twelve month period ended December 31, 2001, as if the merger were consummated on January 1, 2001. In 2000, our top customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 27.8%, 23.6% and 11.2% of our net revenues, respectively. In 1999, our top customer was Cisco Systems which accounted for 41.6% of our net revenues. We do not have long-term contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Many of our customers purchase our products indirectly through contract manufacturers. These third party manufacturers are typically responsible for ordering and paying for our products.

PRODUCT DEVELOPMENT AND SUPPORT

     Our core engineering team has substantial expertise in DSL system solution technology including DSL modems, network processors, voice and video compression, and network communications software. Since our founding in August 1996, we have invested significant resources to expand our product development and support group. As of December 31, 2001, approximately 822 employees were engaged in product development and support. The number of employees engaged in these activities may decrease due to the reorganization and restructuring plan adopted during the first quarter of 2002. These engineers are involved in advancing our technology core competencies and our product development activities. Recently, we have been devoting a significant portion of our research and development expenditures to products incorporating network processors, voice and video processing, and data switching, routing, and security technologies into our integrated circuits and software solutions for the DSL market.

     We believe that we must continually enhance the performance and flexibility of our current products, and successfully introduce new products to maintain our leadership position. Our research and development expenditures in the years ended December 31, 2001, 2000 and 1999 were $138.0 million (including $22.9 million of non-cash compensation), $115.4 million (including $16.8 million of non-cash compensation) and $26.5 million, respectively.

MANUFACTURING

     We do not own or operate a semiconductor fabrication facility. Currently, we depend primarily on Agere Systems, United Microelectronics Corporation, or UMC, and Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC, to deliver to us sufficient quantities of semiconductor chips or chip sets. Agere Systems delivers to us assembled and fully-tested devices. UMC and TSMC deliver to us semiconductor devices in wafer form that we, in turn, have assembled and tested at various subcontract assembly and test companies located in Asia.

     We have had a series of manufacturing arrangements with Agere Systems, the latest of which became effective in March 1999. Under this agreement, Agere Systems will fill orders for chip sets in accordance with agreed-upon quantity, price, lead-time and other terms. This agreement, however, does not guarantee that Agere Systems will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Further, Agere Systems has the right to discontinue the supply of any chip set upon 12 months' notice (as long as Agere Systems fills our orders for commercially reasonable quantities of that chip set during the notice period). In addition, Agere Systems' ability to manufacture our chip sets is limited by its available capacity, and under some circumstances Agere Systems may allocate its available capacity to its other customers.

     In October 1999, we entered into an agreement with TSMC, which also provides for a five-year term and is terminable by the supplier upon 12 months' advance notice to us. TSMC will still fill our orders for commercially reasonable quantities of product during the 12-month notice period.

     We have an agreement with UMC that became effective in December 1999 which provides us with the ability to obtain delivery of specified chip sets in accordance with the agreement's terms. Although the UMC agreement provides for a term of five years, with subsequent one-year renewals, the supplier may cancel the agreement upon 12 months' advance notice to us. While, in such an event, UMC would still be required to fill our orders for commercially reasonable quantities of product during the twelve-month notice period, the termination of this agreement by UMC could cause a disruption to our business.

     On some occasions we have experienced delays and may in the future experience delays in receiving products from Agere Systems, UMC or TSMC. Any problems associated with the delivery, quality or cost of wafer fabrication, assembly or testing of our products could adversely affect our business, financial condition and results of operations. If we are required for any reason to seek a new manufacturer of the chips or chip sets presently manufactured by Agere Systems, UMC or TSMC, we could experience a serious adverse impact on our business. Such a new manufacturer may not be available and, in any event, switching to a new manufacturer would require a delay of six months or more and would involve significant expense and disruption to our business. We have also relied on Zilog, Inc. and LSI Logic Corporation to manufacture certain of our products. We intend to continue to secure multiple sources of wafer fabrication, assembly and test to reduce our dependence on any single source, provide additional manufacturing capacity, and access diverse manufacturing technologies. There can be no assurance that we will be able to successfully qualify and secure such additional sources of supply.

COMPETITION

     We primarily compete with providers of integrated circuits for the DSL market. The DSL chip set market is intensely competitive. We expect competition to intensify further as current competitors expand their product offerings and new competitors enter the market. In the past year, there have been announcements by other integrated circuit companies that they intend to enter the DSL chip set market. Our customers place a premium on interoperability and compliance with open standards in our products. Consequently, our industry is marked by low barriers to entry and continual change in the competitive landscape. We believe that we must compete on the basis of a variety of factors, including time to market, functionality, conformity to industry standards, performance, price, breadth of product lines, product migration plans and technical support.

     We believe our principal competitors include:

          o for asymmetric DSL products, Alcatel Microelectronics, Analog Devices, Broadcom Corporation, Centillium Communications, Conexant Systems, Infineon Technologies, Integrated Telecom Express, Intel Corporation, and Texas Instruments;

          o for symmetric DSL products, Conexant Systems, Infineon Technologies, and MetaLink;

          o for communications and network processor products, Intel Corporation, Motorola Corporation, Texas Instruments and various providers of application-specific integrated circuits; and

          o for voice compression products, Texas Instruments, Broadcom, and Centillium.

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

INTELLECTUAL PROPERTY

     Our success depends to a significant degree upon our ability to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. In the past, competitors have recruited our employees who have had access to our proprietary technologies, processes and operations. Our competitors' recruiting efforts, which we expect will continue, expose us to the risk that such employees will misappropriate our intellectual property. Currently, we have filed suit against a number of employees in the state of California, a jurisdiction which limits the efficacy of non-competition agreements.

     We rely in part on patents to protect our proprietary technologies and processes and to enhance our ability to obtain cross-licenses of intellectual property from others either to obtain access to intellectual property we do not possess or to more favorably resolve potential intellectual property claims against us. As of December 31, 2001, we had 79 patents in the United States and a number of issued and pending patents in other countries. These patents principally cover various aspects of systems and features relating to telecommunications technologies and telecommunications products, including aspects specifically pertaining to particular DSL algorithms and DSL communications systems. These patents have expiration dates ranging from 2009 to 2019. In addition, as of December 31, 2001, we had 272 patent applications pending in the United States Patent and Trademark Office. These patents may never be issued. Even if these patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions, licenses and maskwork protection under the Federal Semiconductor Chip Protection Act of 1984. It is our policy to require customers to obtain a software license contract before we provide them with certain computer programs. We also typically enter into confidentiality agreements with our employees, consultants and customers and seek to control access to, and distribution of, our other proprietary information.

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

EMPLOYEES

     As of December 31, 2001, we had 1155 full-time employees, including 822 employees engaged in product development and support, 175 engaged in sales and marketing and 158 engaged in general and administrative activities. In connection with the Virata merger, we adopted a reorganization and restructuring plan during the first quarter of 2002. The plan calls for the elimination of redundant functions, which is expected to result in a decrease in the number of employees during 2002.

     Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

CERTAIN BUSINESS RISKS

     Our business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those risks set forth below. You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock and other securities.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE OF MANY FACTORS, WHICH WOULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our net revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside of our control. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

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

     These variations in our operating results may be caused by factors related to the operation of our business, including:

          o changes in the timing and size of semiconductor orders from, and shipments to, our existing and new customers;

          o the loss of or decrease in sales to a significant customer or a failure to complete significant transactions;

          o the mix of our products shipped with different gross margins, including the impact of volume purchases from our large customers at discounted average selling prices;

          o the availability of foundry capacity and the expense of having our products manufactured by Agere Systems, or other foundries, in the future;

          o the timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements;

          o    the volume and average cost of products manufactured; and

          o    our ability to attract and retain key personnel.

     Variations will also be caused by factors related to the development of the DSL market and the competition we would face from other DSL chip set suppliers, including:

          o the timing and rate of deployment of DSL services by telecommunications service providers;

          o the timing and rate of deployment of alternative high-speed data transmission technologies, such as cable modems, high-speed wireless data transmission and fiber optic networks;

          o anticipated decreases in per-unit prices as competition among DSL chip set suppliers increases; and

          o the level of market penetration of our products relative to those of our competitors.

     Variations will also be caused by other factors affecting our business, many of which are substantially outside of the control of management, including:

          o costs associated with future litigation, including litigation relating to the use or ownership of intellectual property;

          o acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

          o foreign currency and exchange rate fluctuations which may make dollar-denominated products more expensive in foreign markets or could expose us to currency rate fluctuation risks if our sales become denominated in foreign currencies; and

          o general global economic conditions, which could adversely affect sales to our customers.

WE MAY NOT ACHIEVE THE POTENTIAL BENEFITS FROM THE MERGER WITH VIRATA, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL AND OPERATING RESULTS.

     We consummated the merger with Virata with the expectation that the merger would result in benefits to the combined company. To realize any benefits or synergies from the merger, we will face the following post-merger challenges:

          o    combining product offerings effectively and efficiently;

          o retaining and assimilating the management, employees and sales forces of each company;

          o selling the existing products of each company to the other company's customers;

          o retaining existing customers, strategic partners and suppliers of each company;

          o developing new products that utilize the assets and resources of both companies;

          o    realizing expected cost savings and synergies from the merger;
               and

          o developing and maintaining consistent standards, controls, procedures, policies and information systems.

     If we are not successful in addressing these and other challenges, then the benefits of the merger will not be realized and, as a result, our operating results and the market price of our common stock may be adversely affected. Further, we cannot assure you that our continued growth rate will equal the historical growth rates experienced either by our company or Virata prior to the merger.

THE GENERAL ECONOMIC SLOWDOWN, AND SLOWDOWN IN SPENDING IN THE
TELECOMMUNICATIONS INDUSTRY SPECIFICALLY, HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     The worldwide telecommunications industry has experienced and may continue to experience further reductions in component inventory levels and equipment production volumes and delays in the build-out of new infrastructure. This slowdown has resulted in a decrease in spending on DSL equipment by service providers and lower-than-expected sales volume for DSL equipment manufacturers. If any of these trends continue, it could result in lower than expected demand for our products and could have a material adverse effect on our revenues and results of operations generally and cause the market price of our common stock to decline.

PRICE COMPETITION AMONG OUR COMPETITORS AND VOLUME PURCHASES BY LARGE CUSTOMERS MAY RESULT IN A DECLINE OF THE GROSS MARGINS FOR OUR PRODUCTS IN THE FUTURE.

     We expect that price competition among our competitors and volume purchases of our products at discounted prices will reduce our gross margins in the future. We anticipate that average per-unit selling prices of DSL products will continue to decline as product technologies mature. Since we do not manufacture our own products, we may be unable to reduce manufacturing costs in response to declining average per-unit selling prices. Many of our potential competitors are larger, with greater resources, and therefore may be able to achieve greater economies of scale and are less vulnerable to price competition.

     Further, we expect that average per-unit selling prices of our products will decrease in the future due to volume discounts to our large customers. These declines in average per-unit selling prices will generally lead to declines in gross margins for these products.

THE RECENT RAPID EXPANSION OF OUR OPERATIONS HAS PLACED A STRAIN ON MANAGEMENT, PERSONNEL AND OTHER RESOURCES.

     From December 31, 1998 to December 31, 2001, the Company has increased from 177 to 1,155 employees. The number of employees at December 31, 2001 included 440 employees acquired as part of the merger with Virata. This growth and rapid expansion in our operations has placed and will continue to place a significant strain upon our management, operating and financial systems and other resources. To accommodate this expansion of operations, we must continue to implement and improve information systems, procedures and controls and expand, train, motivate and manage our work force. If we do not successfully manage our growth, our business, financial condition and results of operations will be seriously harmed.

WE HAVE A HISTORY OF LOSSES, AND WE WILL INCUR SUBSTANTIAL LOSSES IN THE FUTURE, WHICH MAY PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY OR POSITIVE CASH FLOW.

     We incurred a net loss attributable to common stockholders of $377.5 million, $153.2 million and $9.1 million in the years ended December 31, 2001, 2000 and 1999, respectively. We expect to continue to incur net losses, and these losses may be substantial. Because of substantial operating expenses, we will need to generate significant quarterly revenues to achieve profitability or positive cash flow. Even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

          o    the rate of market acceptance of high speed network access;

          o the rate of market acceptance of our products and the demand for equipment that incorporates our products;

          o    changes in industry standards governing DSL technologies;

          o    the extent and timing of new customer transactions;

          o personnel changes, particularly those involving engineering and technical personnel;

          o    regulatory developments; and

          o    general economic trends.

     Due to these factors, we may not be able to achieve or sustain profitability or positive cash flow. Our ability to continue to operate our business and implement our business strategy may thus be hampered and the value of our stock may decline.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A SIGNIFICANT AMOUNT OF OUR NET REVENUES.

     A relatively small number of customers account for a large percentage of our net revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, or experience a loss of any of our significant customers or suffer a substantial reduction in orders from these customers. For the year ended December 31, 2001, our top customers defined as these customers who individually represented at least 10% of our net revenues were Lucent Technologies and Cisco Systems which accounted for 26.6% and 12.1% of our net revenues, respectively. For the year ended December 31, 2001, on an unaudited pro forma combined basis, our top customers were Lucent Technologies, Ambit Microsystems and Cisco Systems, which accounted for 28.8%, 17.2% and 13.4% of our combined net revenues, respectively. The unaudited pro forma combined revenue includes revenues for the twelve month period ended December 31, 2001, as if the merger were consummated on January 1, 2001. For the year ended December 31, 2000, our top customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 27.8%, 23.6% and 11.2% of our net revenues, respectively. For the year ended December 31, 1999, our top customer was Cisco Systems which accounted for 41.6% of our net revenues. Our results in 2001 were adversely affected by reduced purchases by some of our customers, reflecting their reduced sales of DSL equipment.

     We do not have long-term purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. It is also possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase these products from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

     Furthermore, we do not have a substantial non-cancelable backlog of orders and our customers can generally cancel or reschedule orders upon short notice. The cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in us holding excess or obsolete inventory, which has resulted and could again in the future result in write-downs of inventory that would have a material adverse effect on our operating results.

BECAUSE WE RELY ON THE TECHNOLOGY OF THIRD PARTIES, THE LOSS OF OR INABILITY TO OBTAIN THE THIRD PARTY TECHNOLOGY COULD RESULT IN INCREASED COSTS OR DELAYS IN THE PRODUCTION OR IMPROVEMENT OF OUR PRODUCTS.

     We currently license technology of third parties to develop and manufacture their products. If any of these third party providers were to change their product offerings or terminate these licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

BECAUSE MANUFACTURERS OF DSL EQUIPMENT MAY BE RELUCTANT TO CHANGE THEIR SOURCES OF COMPONENTS, IF WE DO NOT ACHIEVE DESIGN WINS WITH MANUFACTURERS OF DSL EQUIPMENT, WE MAY BE UNABLE TO SECURE SALES FROM THESE CUSTOMERS IN THE FUTURE.

     Once a manufacturer of DSL equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with manufacturers of DSL equipment which have chosen a competitor's semiconductor could create barriers to future sales opportunities for us with these manufacturers.

WE MAY INCUR SUBSTANTIAL EXPENSES DEVELOPING PRODUCTS BEFORE WE EARN ASSOCIATED NET REVENUES AND MAY NOT ULTIMATELY SELL A LARGE VOLUME OF OUR PRODUCTS.

     We develop products based on forecasts of demand and incur substantial product development expenditures prior to generating associated net revenues. We receive limited orders for products during the period that potential customers test and evaluate our products. This test and evaluation period typically lasts from three to six months or longer, and volume production of the equipment manufacturer's product that incorporates our products typically does not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between our product development and sales efforts and the realization of revenues from volume ordering of products by our customers. In addition, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products and we may never realize revenues from our efforts. A design win is not a binding commitment by a customer to purchase products. Rather, it is a decision by a customer to use our products in the design process of that customer's products. A customer can choose at any time to discontinue using our products in that customer's designs or product development efforts. If our products are chosen to be incorporated into a customer's products, we may still not realize significant net revenues from that customer if that customer's products are not commercially successful.

FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     In the future, we may seek to acquire or invest in additional businesses, products, technologies or engineers. Our acquisition strategy does not require that our acquisitions immediately increase our net revenues; rather, our objective is to seek acquisitions that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or may otherwise offer growth opportunities. While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

     Mergers and acquisitions of high-technology companies involve many risks, including:

          o    difficulties in managing growth following acquisitions;

          o difficulties in the integration of the acquired personnel, operations, technologies, products and systems of the acquired companies;

          o uncertainties concerning the intellectual property rights we purport to acquire;

          o    unanticipated costs associated with the acquisitions;

          o the diversion of management's attention from other business concerns;

          o adverse effects on existing business relationships with our customers or the acquired companies' customers;

          o potential difficulties in completing projects associated with purchased in-process research and development;

          o the risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

          o    the inability to retain employees of acquired companies.

     Additionally, future acquisitions may require us to use substantial portions of available cash as all or a portion of the purchase price. Acquisitions may also materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt or contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to tangible and intangible assets.

     Furthermore, if we issue equity or convertible debt securities in connection with an acquisition, the issuance may be dilutive to our existing stockholders. The equity or debt securities that we may issue could have rights, preference or privileges senior to those of holders of our common stock. Any of the events described in the foregoing paragraphs could cause the price of our common stock to decline.

IF LEADING EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS INTO SUCCESSFUL PRODUCTS, SALES OF OUR PRODUCTS WILL SIGNIFICANTLY DECLINE.

     Our products will not be sold directly to the end-user; rather, they will be components of other products. As a result, we must rely upon equipment manufacturers to design our products into their equipment. We must further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve adequate sales volume of products, which would have a negative effect on our results of operations. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these DSL equipment manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the DSL equipment manufacturing industry, or if a small number of DSL equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading DSL equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

IF OUR CUSTOMERS EXPERIENCE COMPONENT SUPPLY SHORTAGES, OUR NET REVENUES AND OPERATING RESULTS MAY DECLINE.

     The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. We will rely on customers, broadband and DSL equipment manufacturers, to produce reliable, successful DSL systems by incorporating our products into their products. In the past there have been industry-wide shortages of electronic components, such as capacitors. In some cases, supply shortages of particular components or materials will substantially curtail production of products using these components. We cannot guarantee that we would not lose potential sales from customers if key components or materials are unavailable to them, and as a result, we are unable to maintain or increase our production levels.

RAPID CHANGES IN THE MARKET FOR DSL PRODUCTS MAY RENDER OUR SOLUTIONS OBSOLETE OR UNMARKETABLE.

     The market for our products is characterized by:

          o    intense competition;

          o    rapid technological change;

          o    frequent new product introductions by competitors;

          o    changes in customer demands; and

          o    evolving industry standards.

     Additionally, the life cycles of some of our products will depend heavily upon the life cycles of the end products into which our products will be designed. Products with short life cycles require us to closely manage production and inventory levels. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not materially and adversely affect us.

     Any of these factors could make our existing or proposed products obsolete or unmarketable. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operations will be seriously harmed.

WE WILL DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO MANUFACTURE OUR PRODUCTS, AND ANY DISRUPTION IN ANY OF THESE RELATIONSHIPS COULD PREVENT US FROM SELLING OUR PRODUCTS OR RESULT IN SIGNIFICANT COSTS OR DELAYS.

     We do not own or operate a semiconductor fabrication facility and intend to continue to rely on third-party foundries and other specialist suppliers for all of our manufacturing, assembly and testing requirements. However, these foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of them. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the costs of our products. We may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication assembly and testing of our products could significantly hinder our ability to deliver products to customers and may result in a decrease in the sales of our products.

     Our DSL chip designs are customized by a third-party foundry for their specific manufacturing processes and IP cores. In order to second source or switch foundry providers, our products would need to be re-designed for the process technology and IP cores of the respective foundry. If we are required for any reason to seek a new manufacturer of our products, a new manufacturer may not be available and, in any event, switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. From time to time there are shortages in worldwide foundry capacity. Such shortages, if they occur, could make it more difficult for us to find a new manufacturer of our products if our relationship with any of our suppliers is terminated for any reason.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY-STANDARD COMPLIANT PRODUCTS.

     We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that Amati believes that it owns a number of patents that are required for some products to be compliant with the ANSI standard specification T1.413. This industry standard is based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati patents. We are currently evaluating Amati's patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati may be required to offer us a license to use these patents on commercially reasonable, non-discriminatory terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to similar claims like the Amati claim by third parties in the future.

     In order for us to comply with the ITU V.34, V.90 and ADSL standards, the software embedded in our current and planned future products may use the proprietary technology of various parties advancing or promoting these standards. Where these parties are members of such working group or union, they must provide a license upon reasonable terms, which may include the payment of a reasonable royalty. However, if these parties are not members of such standard setting group, there may be no limit on the terms or the amount of the royalty with respect to such proprietary technology. As a result, the cumulative effect of the terms and royalties with respect to the use of the proprietary technology necessary to meet these industry standards could increase the cost of our products to the point that they are no longer competitive and could limit our ability to meet these industry standards.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US OR OUR CUSTOMERS TO STOP SELLING PRODUCTS OR PAY MONETARY DAMAGES.

     There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of those intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. As a result of the merger with Virata, we expect to have significantly greater revenues, operations in more countries, and more employees than either our company or Virata had individually, prior to the merger. As a result, it can be expected that some third parties who believe that they have claims against either company, but who chose not to assert those claims because of the size of each individual company, may now believe that those claims against the larger combined company may be advantageous.

     Any inquiries with respect to coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products. From time to time we or our customers have received letters from third parties claiming that our or our customers' products infringe those third parties' intellectual property rights.

     We will have obligations to indemnify customers under some circumstances for infringement of third-party intellectual property rights. From time to time we have received letters from customers inquiring as to the scope of these indemnity rights. If any claims from third-parties require us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed. Moreover, we may be subject to claims based upon intellectual property licensed from third parties against whom the combined company would have limited, if any, indemnification rights.

DESPITE OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY GAIN ACCESS TO OUR PROPRIETARY TECHNOLOGY AND USE IT TO COMPETE WITH US.

     Despite our efforts to protect their proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We have relied primarily on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, licenses and mask work protection under the Federal Semiconductor Chip Protection Act of 1984 to protect their intellectual property. In particular, we will have to rely on these measures to protect our intellectual property because, as a fabless semiconductor company, we will have third parties, including potential competitors, such as Agere Systems, manufacture our products. Employees, consultants and customers have access to our proprietary and confidential information. Any misuse or misappropriation of this intellectual property could have an adverse impact on our business. We will continue to take steps to control access to, and the distribution of, our proprietary information. We cannot guarantee, however, that such safeguards will protect this intellectual property and other valuable competitive information.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY BE LESS EFFECTIVE IN SOME FOREIGN COUNTRIES WHERE INTELLECTUAL PROPERTY RIGHTS ARE NOT WELL PROTECTED BY LAW OR ENFORCEMENT.

     The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and we will continue to sell products. There is a risk that our efforts to protect proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property or if the laws of a foreign jurisdiction do not effectively permit such protection, it would be easier for our competitors to sell competing products.

BECAUSE THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES, WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL BE ACCEPTED IN THE MARKETPLACE OR CAPTURE MARKET SHARE.

     The market for software and communications semiconductor solutions is intensely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we will operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in the erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. We believe that we must compete on the basis of a variety of factors, including:

          o    time to market;

          o    functionality;

          o    conformity to industry standards;

          o    performance;

          o    price;

          o    breadth of product lines;

          o    product migration plans; and

          o    technical support.

     We face competition from a variety of vendors, including software and semiconductor companies, which generally vary in size and in the scope and breadth of products and services offered. We also face competition from customers' or prospective customers' own internal development efforts. Many of the companies that compete or may compete in the future against us have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. These competitors may also have pre-existing relationships with our customers or potential customers. As a result, they may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than us. Our competitors may successfully integrate the functionality of our software and communication processors into their products and thereby render our products obsolete. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

     We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Broadcom, Centillium Communications, Conexant Systems, Infineon Technologies, Integrated Telecom Express, Intel Corporation, MetaLink, and Texas Instruments, as well as several privately held companies. In addition, there have been a number of announcements by other semiconductor companies and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products. Moreover, many of our customers face significant competition in their markets. If these customers are unable to successfully market and sell their products that incorporate our products, these customers may cease to purchase our products, which may have a negative impact on our results of operations.

OTHER TECHNOLOGIES FOR THE HIGH-SPEED DATA TRANSMISSION MARKET WILL COMPETE EFFECTIVELY WITH DSL SERVICES.

     DSL services are competing with a variety of different high-speed data transmission technologies, including cable modems, fiber optics, satellite and other wireless technologies. Many of these technologies will compete effectively with DSL services. All of our products have been deployed in networks that use standard copper telephone wires. Copper telephone wires have physical properties that limit the speed and distance over which data can be transmitted. In general, data transmission rates over copper telephone wires are slower over longer distances and faster over shorter distances. If any technology that is competing with DSL technology is more reliable, faster, less expensive, reaches more customers or has other advantages over DSL technology, then the demand for our chip sets and our revenues and gross margins may decrease.

CHANGES IN LAWS OR REGULATIONS OR THE IMPOSITION OF NEW LAWS OR REGULATIONS BY GOVERNMENT AGENCIES COULD IMPEDE THE SALE OF OUR PRODUCTS OR OTHERWISE HARM OUR BUSINESS.

     Changes in current or future laws or regulations or the imposition of new laws or regulations by the Federal Communications Commission, other federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business. The FCC has broad jurisdiction over our target market. Although current FCC regulations and the laws and regulations of other federal or state agencies would not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. As a result, the effects of regulation on our customers or the industries in which they operate may, in turn, materially and adversely impact our business, financial condition and results of operations. FCC regulatory policies that affect the ability of cable operators or telephone companies to offer some types of services or other aspects of their business may impede the sale of our products. We may also be subject to regulation by countries other than the United States. Foreign governments may impose tariffs, duties and other import restrictions on components that we obtain from non-domestic supplies and may impose export restrictions on products that we would sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere could also materially and adversely affect our business.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN, ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

     Our future success depends upon the continuing contributions of members of our key management, sales, customer support and product development personnel. The loss of any of such personnel could seriously harm us. While certain key officers are subject to an employment agreement, we cannot be sure that we can continue to retain their services. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because DSL technology is specialized and complex, we need to recruit and train qualified technical personnel. There are many employers competing to hire qualified technical personnel and we may have difficulty attracting and retaining such personnel. We may have particular difficulty attracting and retaining key personnel during periods of poor stock price performance, given the significant use of equity-based compensation in our industry. Further, our competitors have recruited our employees in the past and may do so in the future. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development programs.

SALES OF OUR PRODUCTS ARE DEPENDENT ON THE WIDESPREAD ADOPTION OF DSL SERVICE. IF THE DEMAND FOR DSL SERVICE DOES NOT INCREASE, WE MAY NOT BE ABLE TO CONTINUE TO GENERATE SUBSTANTIAL SALES.

     Sales of our products will depend on the increased use and widespread adoption of DSL services, and the ability of telecommunications service providers to market and sell DSL services. Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of DSL services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the DSL service market. These factors include:

          o    inconsistent quality and reliability of service;

          o inadequate deployment or abandonment of deployment by service providers;

          o lack of interoperability among multiple vendors' network equipment;

          o    congestion in service providers' networks;

          o    inadequate security; and

          o    consumer preference for other broadband alternatives.

BECAUSE DSL DEPLOYMENTS MAY UTILIZE AN ALTERNATIVE CPE SOLUTION, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES OF OUR PRODUCTS AND OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY IMPACTED.

     Even if telecommunications service providers broadly deploy DSL technologies, such deployments may move away from bridges and routers as the dominant solution and utilize low-end USB modems or another solution where our products are not required or our market share is substantially smaller. In such an event, if we are unable to attain or increase our market share with respect to the alternative deployment solution, then the demand for our products may decrease, which would have a negative impact on our operating results. In addition, even if we are able to participate in the market, the margins we realize in connection with any such alternative solution may be substantially less than the margins we currently realize. A significant decrease in our margins would have a negative impact on our results of operations.

SALES TO CUSTOMERS BASED OUTSIDE OF THE UNITED STATES HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR NET REVENUES, WHICH EXPOSES US TO INHERENT RISKS OF INTERNATIONAL BUSINESS.

     Historically, a significant portion of our net revenues has been derived from customers outside of North America, and we expect this trend to continue. In 2001, approximately 45.8% of our net revenues were derived from customers outside of North America, of which 6.0% were derived from customers based in Europe, 39.5% were derived from customers based in Asia and 0.3% were derived from customers based in other international markets. In 2001, on an unaudited pro forma combined basis, approximately 56.8% of our net revenues were derived from customers outside of North America, of which 9.7% were derived from customers based in Europe, 46.3% were derived from customers based in Asia and 0.8% were derived from customers based in other international markets. The unaudited pro forma combined revenue includes revenues for the twelve month period ended December 31, 2001, as if the merger were consummated on January 1, 2001. In 2000, approximately 35.6% of our net revenues were derived from customers outside of the United States, of which 3.0% were derived from customers based in Europe, 25.5% were derived from customers based in Asia and 7.1% were derived from customers based in other international markets. In 1999, approximately 47.1% of our net revenues were derived from customers outside of North America, of which 9.1% were derived from customers based in Europe, 23.2% were derived from customers based in Asia and 14.8% were derived from customers based in other international markets.

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

          o    difficulties in collecting account receivables;

          o    difficulties in staffing and managing international operations;

          o potentially adverse tax consequences, including restrictions on the repatriation of earnings;

          o the burdens of complying with a wide variety of foreign laws (particularly with respect to intellectual property) and license requirements;

          o the risks related to international economic and political instability and to the recent global military conflicts, including any of the hostilities sparked by current events;

          o difficulties in protecting intellectual property rights in some foreign countries; and

          o a limited ability to enforce agreements and other rights in some foreign countries.

     We are subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other changes or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency-denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR REPUTATION WILL BE HARMED, AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE.

     Our products are complex and have contained errors, defects and bugs when introduced or as new versions are released. If we deliver products with errors, defects or bugs or products that have reliability, quality or compatibility problems, our reputation and the market acceptance and sales of our products could be harmed, which could adversely affect our ability to retain existing customers or attract new customers. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. Further, these defects or problems could interrupt or delay sales to our customers. If any of these problems are not found until we have commenced commercial production, we may be required to incur additional development costs and product repair or replacement costs. Defects could also lead to liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in their products. A successful product liability claim could seriously harm our business, financial condition and results of operations. In addition, these problems may divert our technical and other resources from other development efforts.

WE HAVE ANTITAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION.

     Some of the provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, we have authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, our stockholders may not take actions by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings and our directors may be removed only for cause and upon the affirmative vote of at least 80% of the outstanding voting shares.

WE COULD BE SUBJECT TO CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY, WHICH, IF IT OCCURS, WILL DISTRACT MANAGEMENT AND RESULT IN SUBSTANTIAL COSTS, AND COULD RESULT IN JUDGMENTS AGAINST US.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR STOCKHOLDERS.

     We expect that our current cash and cash equivalents, including internally generated funds, will meet our working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products, and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

ITEM 2. PROPERTIES

     In February of 2002, we purchased a 200,000 square foot building in Old Bridge, New Jersey for approximately $39.0 million. The building is currently under construction, with the interior to be completed by the end of 2002. During 2001, we initiated and completed construction of a 7,000 square foot building in Noida, India for approximately $2.0 million.

     Our facility in Red Bank, New Jersey, currently comprises our corporate headquarters and includes administration, sales and marketing, research and development, and operations functions. A summary of our leased facilities is as follows:

LOCATION                                            SIZE              LEASE
--------                                       (SQUARE FEET)     EXPIRATION DATE
                                               -------------     ---------------
Red Bank, NJ
Headquarters/office............................   100,000           7/31/11
Santa Clara, CA
Office.........................................    47,432           8/05/04
Irvine, CA
Office.........................................    31,720           8/31/05
Cambridge, UK
Office.........................................    31,043           3/24/21
Israel
Office.........................................    30,440           4/30/06
Paris, France
Office.........................................    12,000           8/30/02
Santa Barbara, CA
Office.........................................    10,944           1/31/04

Eatontown, NJ
Warehouse......................................     9,200           5/31/05

     In addition, we lease various sales and marketing facilities in the United States, Japan, Hong Kong, Taiwan, Korea, China and several other countries.

     We have subleased or are actively seeking subtenants for the following locations, which are still under lease:

                                                SIZE       LEASE
LOCATION                                       (SQUARE  EXPIRATION   SUBLEASE
--------                                        FEET)      DATE       STATUS
                                                -----      ----       ------
Middletown, NJ                                                       Partially
Office......................................   78,120     3/31/03     sublet
Andover, MA                                                           Seeking
Office......................................   23,509     2/28/06    subtenants
Santa Clara, CA                                                       Seeking
Office......................................    4,754     7/31/03    subtenants
Santa Clara, CA                                                       Seeking
Office......................................   64,750     3/31/08    subtenants
San Diego, CA                                                          100%
Office......................................   15,111     5/31/06     sublet
Maynard, MA                                                           Seeking
Office......................................   17,489     9/14/05    subtenants
Cupertino, CA                                                        Partially
Office......................................   21,580     1/31/07     sublet
Raleigh, NC                                                           Seeking
Office......................................   42,972     11/30/10   subtenants
Raleigh, NC                                                            100%
Office......................................   12,944     12/31/03    sublet
Cambridge, UK                                                         Seeking
Office......................................    6,000     6/24/03    subtenants

ITEM 3. LEGAL PROCEEDINGS

     In November 2001, a securities class action, Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., Civil Action No. 01-CV-10741, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for our initial public offering and our secondary public offering, and various officers and directors of our company. The complaint alleges that the defendants violated federal securities laws by issuing and selling our common stock in those offerings without disclosing to investors that some of the underwriters had solicited and received undisclosed and excessive commissions. The complaint seeks unspecified damages on behalf of persons who purchased our stock during the period from June 23, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the initial public offerings of hundreds of other companies(including Virata) that launched such offerings during 1999 and 2000. All of these lawsuits (including the suit against us) have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

     In addition, the semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. We are a party to various inquiries or claims in connection with these rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. We can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us. We are also involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 14, 2001, we held a Special Meeting of Stockholders, at which our stockholders approved (i) the issuance of shares of our common stock pursuant to the Agreement and Plan of Merger, dated as of October 1, 2001, with Virata; and (ii) an amendment to our certificate of incorporation changing our name to "GlobespanVirata, Inc.". On November 2, 2001, the record date for the meeting, there were 74,241,959 shares outstanding and entitled to vote. The vote on such matters was as follows:

1.  The issuance of our common stock pursuant to the merger agreement:

          For                51,131,673
          Against               279,311
          Abstaining             23,558

2.  The changing of our name to GlobespanVirata, Inc.:

          For                51,266,514
          Against               129,689
          Abstaining             38,339


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq National Market System under the symbol "GSPN". The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market, as adjusted for our three-for-one stock split on February 28, 2000.

                                                          Low       High
                                                          ---       ----
        2001
        First Quarter.................................$ 18.00    $ 44.75
        Second Quarter................................   8.09      27.20
        Third Quarter.................................   8.32      18.42
        Fourth Quarter................................   7.90      15.52


                                                          Low       High
                                                          ---       ----
        2000
        First Quarter.................................$ 23.58    $167.00
        Second Quarter................................  42.00     128.00
        Third Quarter.................................  95.50     148.50
        Fourth Quarter................................  17.69     129.89


     As of February 28, 2002 there were approximately 930 holders of record of our common stock. The last reported sales price of our common stock on March 29, 2002 was $14.75 per share.

DIVIDEND POLICY

     No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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


                                                                   Year Ended December 31
                                                                   ----------------------
                                                 1997        1998        1999        2000        2001
                                                 ----        ----        ----        ----        ----
                                                           (in thousands, except per share data)
Statement of Operations Data:
Net product revenues                          $  22,546   $  31,464   $  56,220   $ 348,098   $ 254,545
Cancellation revenues                                 -           -           -           -      15,391
                                              ---------------------------------------------------------
   Total net revenues                            22,546      31,464      56,220     348,098     269,936
                                              ---------------------------------------------------------
Cost of sales                                     7,565       9,882      20,879     142,430     110,614
Cost of sales related to termination charge           -           -       1,119           -           -
Cost of sales related to cancellation revenues        -           -           -           -       1,075
Cost of sales - Provision for excess &
obsolete inventory                                    -           -           -           -      80,852
                                              ---------------------------------------------------------
Gross profit                                     14,981      21,582      34,222     205,668      77,395
                                              ---------------------------------------------------------
Operating expenses
  Research and development (including
non-cash compensation of $22,920 and $16,761
for the years ended December 31, 2001 and
2000, respectively)                               8,358      18,694      26,531     115,411     138,037
  Selling, general and administrative
(including non-cash compensation of $3,851
and $7,356 for the years ended December 31,
2001 and 2000, respectively)                      4,572      10,217      14,389      53,504      43,983
  Restructuring and other charges                     -           -           -           -      44,752
  Amortization of intangible assets and other     1,000         583           -     131,832     211,697
  In process research and development                 -           -           -      44,854      21,000
                                              ---------------------------------------------------------
    Total operating expenses                     13,930      29,494      40,920     345,601     459,469
                                              ---------------------------------------------------------
(Loss) income from operations                     1,051      (7,912)     (6,698)   (139,933)   (382,074)
Interest expense - non-cash                           -           -           -      43,439
Interest (income) expense, net                      (91)        134      (1,133)     (1,902)       (442)
Foreign exchange (gain)                               -           -           -         (63)          -
                                              ---------------------------------------------------------
(Loss) income before income taxes and
 extraordinary items                              1,142      (8,046)     (5,565)   (181,407)   (381,632)
Provision (benefit) for income taxes                300        (217)          -      15,131      (4,111)
                                              ---------------------------------------------------------
Net (loss) income before extraordinary item         842      (7,829)     (5,565)   (196,538)   (377,521)
Preferred stock deemed dividend and accretion         -           -      (3,466)          -           -
                                              ---------------------------------------------------------
Net income (loss) attributable to common
 stockholders before extraordinary item             842      (7,829)     (9,031)   (196,538)   (377,521)
Extraordinary item - gain on the redemption
 of the beneficial conversion feature                 -           -           -      43,439           -
                                              ---------------------------------------------------------
Net income (loss) attributable to common
 stockholders                                       842      (7,829)     (9,031)   (153,099)   (377,521)
Other comprehensive income (loss):
Unrealized loss (gain) on marketable
 securities                                           -           -          22           -         (88)
Foreign currency translation loss (gain)              -           -           -          77        (112)
Comprehensive income (loss) attributable to   ---------   ---------   ---------   ---------   ---------
 common stockholders                          $     842   $  (7,829)  $  (9,053)  $(153,176)  $(377,321)
                                              =========   =========   =========   =========   =========
(Loss) income per share basic:
   Income (loss) before extraordinary item    $    0.02   $   (0.22)  $   (0.19)  $   (3.03)  $   (4.98)
     Extraordinary item                               -                                0.67
                                              ---------   ---------   ---------   ---------   ---------
     Net income (loss)                        $    0.02   $   (0.22)  $   (0.19)  $   (2.36)  $   (4.98)
                                              =========   =========   =========   =========   =========
(Loss) income per share diluted:
     Income (loss) before extraordinary item  $    0.02   $   (0.22)  $   (0.19)  $   (3.03)  $   (4.98)
     Extraordinary item                               -           -           -         .67           -
                                              ---------   ---------   ---------   ---------   ---------
     Net income (loss)                        $    0.02   $   (0.22)  $   (0.19)  $   (2.36)  $   (4.98)
                                              =========   =========   =========   =========   =========
Shares used in computing (loss) earnings per
 share:
  Basic                                          34,546      36,254       46,613     64,924      75,796
  Diluted                                        38,119      36,254       46,613     64,924      75,796


                                                                     December 31,
                                                                     ------------
                                                 1997        1998        1999        2000        2001
                                                 ----        ----        ----        ----        ----
                                                          (In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents and short-term
 investments................................  $     875   $      12   $  36,668   $  99,129   $  567,161
Working capital (deficit)...................      2,423      (2,655)     44,616     164,156      516,745
Total assets................................     10,215      13,430      70,991     905,129    1,451,014
Long-term liabilities, less current
 portion....................................          -       5,506         443      26,396      184,444
Retained earnings (accumulated deficit).....         42      (7,787)    (13,352)   (166,451)    (543,972)
Total stockholders' equity (deficit)........   $  6,448   $  (1,293)  $  55,433   $ 803,551   $1,103,910


See Note 14 to the Financial Statements for an explanation of the method used to calculate earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobespanVirata's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those set forth under "Certain Business Risks" and elsewhere in this Form 10-K. All forward-looking statements in this document are based on information available to GlobespanVirata as of the date hereof and GlobespanVirata assumes no obligation to update any such forward-looking statements.

OVERVIEW

COMPLETION OF MERGER WITH VIRATA CORPORATION

     On December 14, 2001, we completed a merger with Virata under an Agreement and Plan of Merger, dated as of October 1, 2001. Under that agreement, a wholly-owned subsidiary of our company merged with and into Virata and Virata became our wholly-owned subsidiary. At the effective time of the merger, we changed our name from "GlobeSpan, Inc." to "GlobespanVirata, Inc." The merger with Virata was accounted for as a purchase; accordingly, operating results for Virata have been included from the date of acquisition.

     As a result of the merger with Virata, each outstanding share of Virata common stock was converted into the right to receive 1.02 shares of our common stock or approximately 65.9 million shares in the aggregate. In addition, at that time, each then outstanding and unexercised stock option for shares of Virata common stock, was converted into a stock option for our common stock, having the same terms and conditions, except that the number of shares the stock option related to was multiplied by 1.02 for an aggregate of approximately 13.6 million shares, and the exercise price was divided by 1.02.

     In connection with the merger with Virata, we formulated a reorganization and restructuring plan that was completed during the first quarter of 2002. As a result of the plan, we expect to record restructuring and other charges of $15.0 million to $20.0 million during the first quarter of 2002. Additionally, we recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141, entitled "Business Combinations" and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions, which resulted from the reorganization plan. We expect to obtain synergies of $30.0 million to $35.0 million beginning in 2003. These synergies will result from cost savings generated from the reorganization plan and building on the combined strengths of the merged entity.

GENERAL

     GlobespanVirata is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, our integrated circuits, software and system designs are primarily used DSL applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. We sell our products to more than 300 telecommunications equipment manufacturers for incorporation into their products for use in systems deployed by telecommunications service providers and end users in more than 30 countries.

     Historically, a significant portion of our net revenues in any quarter or annual period has been derived from sales to relatively few customers, and we expect this trend to continue. In the years ended December 31, 2001, 2000 and 1999, our customers who individually represented more than 10% of our net revenues accounted for 38.7%, 62.6% and 41.6%, respectively, of our net revenues. In 2001 our top customers were Lucent Technologies and Cisco Systems, which accounted for 26.6% and 12.1% of our net revenues, respectively. For the year ended December 31, 2001, on an unaudited pro forma combined basis, our top customers were Lucent Technologies, Ambit Microsystems and Cisco

Systems, which accounted for 28.8%, 17.2% and 13.4% of our combined net revenues, respectively. The unaudited pro forma combined revenue includes revenues for the twelve month period ended December 31, 2001, as if the merger were consummated on January 1, 2001. In 2000, our top customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 27.8%, 23.6% and 11.2% of our net revenues, respectively. In 1999, our top customer was Cisco Systems which accounted for 41.6% of our net revenues. We do not have long-term contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. Because fluctuations in orders from our major customers could cause our net revenues to fluctuate significantly in any given quarter or annual period, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful and should not be relied upon as an indication of future performance.

     Members of the group comprising our largest customers are subject to frequent change due to our lack of long-term contracts with our customers, the timing of our customers' product implementations, demand cycles in the sales of our customers' products and our long sales cycle. In particular, the amount of revenues we derive from our customers depends upon their success in selling DSL equipment to telecommunications service providers for use in DSL service deployments. Our largest customers in any particular period have varied with the timing of DSL deployments and the identity of the telecommunications service provider initiating the deployment. Further, since we are a worldwide supplier, our net revenues and customers may be influenced by local economic conditions that influence our customers' level of business with us. Our long sales cycle is another factor in the frequent change of our principal customers. In general, our customers will evaluate our products for three to six months prior to incorporating our products into their products and beginning volume production. As a result, our principal customers will vary depending on their stage in the sales cycle.

     Historically, a significant portion of our net revenues has been derived from customers outside of North America, and we expect this trend to continue. Net revenues from customers outside of North America are primarily due to the implementation of DSL in international markets and third party manufacturing of our customers' product at locations outside of North America. In 2001, approximately 45.8% of our net revenues were derived from customers outside of North America, of which 6.0% were derived from customers based in Europe, 39.5% were derived from customers based in Asia and 0.3% were derived from customers based in other international markets. In 2001, on an unaudited pro forma combined basis, approximately 56.8% of our net revenues were derived from customers outside of North America, of which 9.7% were derived from customers based in Europe, 46.3% were derived from customers based in Asia and .8% from customers based in other international markets. The unaudited pro forma combined revenue includes the revenues of GlobeSpan and Virata for the twelve-month period ended December 31, 2001. In 2000, approximately 35.6% of our net revenues were derived from customers outside of North America, of which 3.0% were derived from customers based in Europe, 25.5% were derived from customers based in Asia and 7.1% were derived from customers based in other international markets. In 1999, approximately 47.1% of our net revenues were derived from customers outside of North America, of which 9.1% were derived from customers based in Europe, 23.2% were derived from customers based in Asia and 14.8% were derived from customers based in other international markets. Substantially all of our net revenues to date have been denominated in United States dollars.

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

     Our product development and marketing strategy is focused on generating design wins with DSL equipment manufacturers. The sales cycle for design wins includes detailed testing and evaluation of our products, followed by a customer product development cycle. Due to these cycles, which may be up to 12 months or longer, and because the end-user market for DSL services is an emerging market, we invest significant resources in research and development and marketing in advance of generating substantial revenues related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month-to-month. Our backlog has fluctuated from quarter-to-quarter and has not been predictive of quarterly results. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses and inventory levels may increase as a percentage of net revenues and total assets, respectively.

     Our net losses have resulted from our significant investment in research and development, in building sales and marketing and general and administrative infrastructure, from the effects of purchase accounting for our acquisitions, as a result of the provision for excess and obsolete inventory and restructuring and other charges. These expenses have exceeded our gross profits. We expect to continue to invest significant resources in this infrastructure in advance of realizing revenues associated with these expenses.

     Each of the acquisitions we made in 2001 and 2000 was accounted for as a purchase acquisition. Under purchase accounting, we recorded the market value of our shares of common stock issued in connection with the purchases and the amount of direct transaction costs as the cost of acquiring the companies. That cost was allocated to the individual assets acquired and liabilities assumed, including various tangible and identifiable intangible assets such as in process research and development, acquired technology, acquired trademarks and trade names, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. We estimate that the amortization of intangible assets will result in annual amortization and other non-cash acquisition related charges of approximately $75.0 million, using useful lives of six months to four years. As a result, purchase accounting treatment of our recent acquisitions will result in a net loss for the foreseeable future, which could have a material adverse effect on the market value of our stock. We will continue to seek out other acquisition opportunities. Accordingly, we expect to incur substantial operating losses for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realizability of deferred tax assets, and useful lives or amortization periods of intangible assets. Actual results could differ from those estimates. The markets for our products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future realizability of our assets.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Our revenue recognition policy is significant because our revenue is a key component of our operations. In addition, our revenue recognition determines the timing of certain expenses, such as sales commissions. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Substantially all of our revenues for the years ended December 31, 2001, 2000 and 1999 were derived from product sales of our DSL semiconductor products.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. We regularly review inventory values and quantities on hand and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. If our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

VALUATION OF INTANGIBLES AND LONG-LIVED ASSETS

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

          o significant underperformance relative to expected historical or projected future operating results;

          o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

          o    significant negative industry or economic trends;

          o    significant decline in our stock price for a sustained period;
               and

          o    our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on current and estimated future profitability and undiscounted cash flows.

     As a result of the implementation of SFAS No. 142, entitled "Goodwill and Other Intangible Assets," which is effective for fiscal year 2002, goodwill will no longer be amortized to the income statement. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and future impairment reviews, at least annually, thereafter. As a result of our initial impairment review, we do not believe that any impairment charge is required. However, there can be no assurance that a material impairment charge will not be required as a result of future annual reviews.

PRODUCT WARRANTIES

     We provide purchasers of our products with certain warranties that correspond with the warranties from our contract manufacturers. Warranty expense has been immaterial for all periods presented. However, there can be no assurance that warranty expense will not be material in future periods.

INCOME TAXES

     We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, entitled "Accounting for Income Taxes," which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

     We have provided a valuation allowance against our deferred tax assets due to the uncertainty of their realization. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The reduction in the valuation allowance could have a material positive affect on our net results in the period in which such determination is made. In addition, our effective tax rate would likely increase significantly in periods subsequent to the initial reversal of the valuation allowance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data. Our results of operations are reported as a single business segment.

                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                    2001          2000        1999
                                                                    ----          ----        ----
          Statement of Operations Data:
          Net product revenues                                  $ 254,545     $ 348,098    $ 56,220
          Cancellation revenues                                    15,391             -           -
                                                                -----------------------------------
             Total net revenues                                   269,936       348,098      56,220
          Cost of sales                                           110,614       142,430      20,879
          Cost of sales related to termination charge                   -             -       1,119
          Cost of sales related to cancellation revenues            1,075             -           -
          Cost of sales - Provision for excess and obsolete
           inventory                                               80,852             -           -
                                                                -----------------------------------
          Gross profit                                             77,395       205,668      34,222
                                                                -----------------------------------
          Operating expenses:
            Research and development (including non-cash
            compensation of $22,920 and $16,761 for the years
            ended December 31, 2001 and 2000, respectively)       138,037       115,411      26,531
            Selling, general and administrative (including
            non-cash compensation of $3,851 and $7,356 for
            the years ended December 31, 2001 and 2000,
            respectively)                                          43,983        53,504      14,389
             Restructuring and other charges                       44,752             -           -
             In process research and development                   21,000        44,854           -
             Amortization of intangible assets                    211,697       131,832           -
                                                                -----------------------------------
              Total operating expenses                            459,469       345,601      40,920
                                                                -----------------------------------
          (Loss) from operations                                 (382,074)     (139,933)     (6,698)
          Interest expense - non cash                                   -        43,439           -
          Interest (income) net                                      (442)       (1,902)     (1,133)
          Foreign exchange (gain)                                       -           (63)          -
                                                                -----------------------------------
          (Loss) before income taxes and extraordinary item      (381,632)     (181,407)     (5,565)
          Provision (benefit) for income taxes                     (4,111)       15,131           -
                                                                -----------------------------------
          (Loss) before extraordinary item                       (377,521)     (196,538)     (5,565)
          Preferred stock deemed dividend and accretion                 -             -      (3,466)
                                                                -----------------------------------
          (Loss) attributable to common stockholders before
           extraordinary item                                    (377,521)     (196,538)     (9,031)
          Extraordinary item                                                     43,439           -
                                                                -----------------------------------
          Net (loss) attributable to stockholders               $(377,521)    $(153,099)    $(9,031)
                                                                ===================================


The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues. Our results of operations are reported as a single business segment.


                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                    2001          2000        1999
                                                                    ----          ----        ----
          Statement of Operations Data:
          Net product revenues                                       94.3%        100.0%      100.0%
          Cancellation revenues                                       5.7             -           -
                                                                -----------------------------------
               Total net revenues                                   100.0%        100.0%      100.0%
          Cost of sales                                              41.0          40.9        37.1
          Cost of sales related to cancellation revenues              0.4             -           -






          Cost of sales - Provision for excess and obsolete
          inventory                                                  29.9             -           -
          Cost of sales related to termination charge                   -             -         2.0
                                                                -----------------------------------
          Gross profit                                               28.7          59.1        60.9
                                                                -----------------------------------
          Operating expenses:
            Research and development (including non-cash
            compensation of 8.5% and 4.7% for the years ended
            December 31, 2001 and 2000, respectively)                51.1          33.1        47.2
            Selling, general and administrative (including
            non-cash compensation of 1.4% and 2.1% for the years
            ended December 31, 2001 and 2000, respectively)          16.3          15.4        25.6
            In process research and development                       7.8          12.9           -
            Amortization of intangible assets                        78.4          37.9           -
            Restructuring and other charges                          16.6             -           -
                                                                -----------------------------------
              Total operating expenses                              170.2          99.3        72.8
                                                                -----------------------------------
          (Loss) from operations                                   (141.5)        (40.2)      (11.9)
          Interest expense - non cash                                   -          12.5           -
                                                                -----------------------------------
          Foreign exchange gain                                         -             -           -
          Interest (income) net                                      (0.2)         (0.6)       (2.0)
                                                                -----------------------------------
          (Loss) before income taxes and extraordinary item        (141.3)        (52.1)       (9.9)
          Provision (benefit) for income taxes                       (1.5)          4.4           -
                                                                -----------------------------------
          (Loss) before extraordinary item                         (139.8)        (56.5)       (9.9)
          Preferred stock deemed dividend and accretion                 -             -        (6.1)
                                                                -----------------------------------
          (Loss) attributable to common stockholders before
           extraordinary item                                      (139.8)        (56.5)      (16.0)
          Extraordinary item                                            -          12.5           -
                                                                -----------------------------------
          Net (loss) attributable to stockholders                  (139.8)%       (44.0)%     (16.0)%
                                                                ===================================


RESULTS OF OPERATIONS IN THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     NET REVENUES. Our net revenues were $269.9 million, $348.1 million and $56.2 million in the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent a decrease of 22.5% from 2000 to 2001, and an increase of 519.2% from 1999 to 2000. The decrease in net revenues and net product revenues from 2000 to 2001 was primarily due to the overall slowdown in the telecommunications equipment market. The increase in net revenues from 1999 to 2000 was primarily due to the increases in unit volume shipments to existing customers, the expansion of our customer base and the introduction of new products, and, to a lesser extent, net revenues from acquired businesses.

     GROSS PROFIT. Our gross profit was $77.4 million, $205.7 million and $34.2 million in the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent a decrease of 62.4% from 2000 to 2001 and an increase of 501.0% from 1999 to 2000. Our gross profit as a percentage of revenues was 28.7%, 59.1% and 60.9% in the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in gross profit percentage and dollars from 2000 to 2001 is primarily attributed to the increase in cost of sales resulting from the provision for excess and obsolete inventories, which we refer to as the Provision, of $80.9 million, net of the positive effect of $15.4 million in cancellation revenues with minimal associated costs and $5.4 million of product previously reserved. Excluding the Provision, the cancellation revenues and associated costs and revenue from the sale of product previously reserved, our gross profit percentage was 55.3%. The decrease in gross profit percentage from 59.1% in 2000 was related to lower average selling prices. Our gross profit dollars, excluding the Provision, cancellation revenues and associated costs and revenue from the sale of product previously reserved, was $136.6 million, a decrease of $69.1 million from 2000, which was the result of lower net product revenues. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix, and customer mix. The decrease in gross profit percentage from 1999 to 2000 was related to lower average selling prices due to increased unit volume shipped. The increase in gross profit dollars from 1999 to 2000 was the result of higher net revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, depreciation and amortization and other related equipment expenses. Our research and development expenditures were $138.0 million, $115.4 million and $26.5 million, in the years ended December 31, 2001, 2000 and 1999, respectively. Included in research and development expenditures for the years ended December 31, 2001 and December 31, 2000 is $22.9 million and $16.8 million of non-cash compensation. During the years ended December 31, 2001 and 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation, we granted certain employees stock options at less than fair market value and we converted unvested options of acquired entities into GlobespanVirata options to purchase common stock. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from six months to four years. Our research and development expenditures increased by 19.6% (16.7% excluding non-cash compensation) from 2000 to 2001 and by 335.0% (272.2% excluding non-cash compensation) from 1999 to 2000. The increase in research and development spending during 2001 and 2000 is attributable primarily to the increase in the number of employees engaged in research, design and development activities. Research and development expenditures represented 51.1% (42.6% excluding non-cash compensation), 33.1% (28.4% excluding non-cash compensation) and 47.2% of net revenues in the years ended December 31, 2001, 2000 and 1999, respectively. The increase in research and development expenditures as a percentage of revenues in 2001 was due to our decreased revenue. The dollar amount of our research and development expense may increase in the future due to the merger with Virata.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $44.0 million, $53.5 million and $14.4 million in the years ended December 31, 2001, 2000 and 1999, respectively. Included in selling, general and administrative expense for the years ended December 31, 2001 and December 31, 2000 is $3.9 and $7.4 million of non-cash compensation. During the year ended December 31, 2001 and 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation, we granted certain employees stock options at less than fair market value, we converted unvested options of acquired entities into options to purchase common stock and we granted options to non-employees. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from six months to four years. The non-employee options were recorded as an expense when they were issued as the performance required to earn those options was complete. Our selling, general and administrative expenses decreased by 17.8% (13.0% excluding non-cash compensation) from 2000 to 2001 and increased by 271.8% (220.7% excluding non-cash compensation) from 1999 to 2000. Selling, general and administrative expense represented 16.3% (14.9% excluding non-cash compensation), 15.4% (13.3% excluding non-cash compensation) and 25.6% of net revenues in the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in dollars from 2000 to 2001 resulted from the decrease in sales commissions as a result of lower product revenues and reductions in consulting and legal expenses. The increase in dollars from 1999 to 2000 resulted from the increase in sales, marketing and administrative personnel and related expenses including expenses from our 2000 acquisitions. The dollar amount of our selling, general and administrative expense may increase in the future due to the merger with Virata.

     IN PROCESS RESEARCH AND DEVELOPMENT. During the years ended December 31, 2001 and December 31, 2000, we completed the acquisition of several companies that had development projects which were not yet complete at the date of the acquisitions. The amounts allocated to in process research and development, or IPR&D, of $21.0 million in 2001 and $44.9 million in 2000 were expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of acquisition:

          o the present value of the forecasted cash flows and income that were expected to result from the project;

          o    the status of the project;

          o    completion costs;

          o    project risks;

          o    the value of core technology; and

          o    the stage of completion of the project.

In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the projects. The determination of the value of IPR&D was based on efforts completed as of the date the respective entities were acquired.

     AMORTIZATION OF INTANGIBLE ASSETS. During the years ended December 31, 2001 and December 31, 2000, we completed several acquisitions. The increase in dollar amount and percentage of amortization expense is the result of our amortizing the intangible assets acquired on a straight-line basis over their estimated useful lives. Our expense for amortization was $211.7 million, $131.8 million and $0.0 million in the years ended December 31, 2001, 2000, and 1999, respectively.

     RESTRUCTURING AND OTHER CHARGES. Due to changes in its business environment, we have taken steps to realign our operating cost structure, which have resulted in restructuring and other charges of $44.8 million. These charges primarily consist of costs related to facilities consolidation and the related impact on our outstanding real estate leases and workforce reductions.

     The workforce reductions resulted in the involuntary severance of approximately 100 employees or approximately 12% of our overall workforce at the time and included employees across all disciplines and geographic regions. Substantially all of the affected employees ceased employment with us prior to June 30, 2001. The workforce reduction charge of $3.7 million was based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction are expected to be made within one year. The non-cash workforce reduction charges pertain to modifications to the terms of the stock options previously granted to terminated employees and have been accounted for in accordance with the provisions of FASB Interpretation No. 44.

     As a result of the reduction in our workforce, we have consolidated our use of facilities, which had been leased in anticipation of continued short-term growth, and are actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which we are pursuing subleases, we have estimated our losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $3.7 million. These non-cancelable lease commitments range from eighteen months to sixteen years in length. If we are unable to execute a sublease agreement within the estimated time frame for each facility, we could incur additional charges or operating expenses in the future.

     Other charges consisted primarily of the write-off of certain investments, which the Company deemed to have an other than temporary decline in fair value.

     INTEREST EXPENSE NON-CASH. As part of the purchase price for the Microelectronics Group of PairGain Technologies, in 2000, we issued a subordinated redeemable convertible note, which we refer to as the PairGain note, with a beneficial conversion feature measured by the price of our common stock at closing of the acquisition and the conversion price as defined. We amortized the difference between the price of our common stock at the closing of the acquisition and the conversion price of approximately $43.4 million through August 9, 2000, the date we repaid the PairGain note. The increase in dollar amount and percentage is the result of the amortization.

     INTEREST INCOME, NET. Net interest income for the year ended December 31, 2001 was $0.4 million, which resulted from interest income of $6.8 million, net of interest expense of $6.4 million. The decrease in net interest income from 2000 to 2001 was a result of an increase in interest expense on our $130.0 million subordinated redeemable convertible notes issued in May of 2001, offset by higher interest income from the funds received as a result of the issuance of the May 2001 convertible notes. Net interest income for the year ended December 31, 2000 was $4.9 million, offset by interest expense of $3.0 million, resulting in net interest income of $1.9 million. The increase in interest income, net of $.8 million from 1999 to 2000, was primarily the result of higher cash balances during 2000, and a reduction in interest expense from outstanding debt, offset by $2.0 million of interest expense related to the PairGain note.

     PROVISION FOR INCOME TAXES. Our effective tax rate for the year ended December 31, 2001 was 1.5%. The 2001 effective rate is impacted by permanent differences which resulted from our acquisitions and a change in the valuation allowance, net of acquired valuation allowances and differences resulting from acquisitions. Our effective tax rate for the year ended December 31, 2000, was 10.9%, excluding the tax effect of non-cash interest expense and the extraordinary gain related to the PairGain Note. The 2000 effective rate was impacted by permanent differences which resulted from our acquisitions, and an increase in the valuation allowance.

     EXTRAORDINARY GAIN. In connection with the repayment of the PairGain note, we recognized a gain of $43.4 million for the year ending December 31, 2000 on the redemption of the beneficial conversion feature.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 138, entitled "Accounting for Certain Hedging Activities", which amended SFAS No. 133, entitled "Accounting for Derivative

Instruments and Hedging Activities". SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133. Other charges of $4.3 million, consist primarily of the write-off of certain investments for which we believe a permanent impairment of value has occurred. We adopted these statements effective January 1, 2001. These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these statements did not have a material impact on our financial condition or results of operations.

     In July 2001, the FASB issued SFAS No. 141, entitled "Business Combinations" and SFAS No. 142, entitled "Goodwill and Other Intangible Assets".

     SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial condition or results of operations.

     SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead be reviewed for impairment. We will adopt the statement and cease amortization of goodwill related to acquisitions prior to June 30, 2001, effective January 1, 2002. The adoption of SFAS No. 142 will result in a significant reduction to amortization expense in future periods.

     In August 2001, SFAS No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, entitled "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total assets at December 31, 2001 were $1,451.0 million, an increase of $545.9 million, or 60.3% from December 31, 2000 total assets of $905.1 million. The increase from December 31, 2000 is primarily a result of an increase in cash and investments as a result of our merger with Virata.

     As of December 31, 2001, we had working capital of approximately $516.7 million, of which $269.6 million was in cash and cash equivalents and $297.6 million in short-term marketable securities. As of December 31, 2000, we had working capital of approximately $164.2 million, of which $88.5 million was in cash and cash equivalents and $10.6 million in short-term marketable securities.

     Net cash used in operating activities was $10.8 million for the year ended December 31, 2001, compared to net cash provided by operating activities of $7.3 million for the year ended December 31, 2000. The decrease was primarily due to lower revenues during the year ended December 31, 2001 compared to the year ended December 31, 2000. Net cash provided by operating activities was $7.3 million for the year ended December 31, 2000, compared to net cash used in operating activities of $12.8 million for the year ended December 31, 1999. The increase was primarily due to higher revenues during the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Net cash provided by investing activities amounted to $60.6 million for the year ended December 31, 2001. Net cash received from the acquisition of Virata of $73.9 million, was offset by purchases of property and equipment and net purchases of marketable securities for the year ended December 31, 2001. Net cash provided by investing activities amounted to $7.8 million for the year ended December 31, 2000. Net cash received from the acquisition of businesses of $19.0 million, proceeds from the maturities of marketable securities of $19.8 million and the sale of an intangible asset of $.5 million, were offset by purchases of property and equipment and purchases of marketable securities of $18.9 million and $12.6 million, respectively for the year ended December 31, 2000. Net cash used in investing activities amounted to $16.8 million for the year ended December 31, 1999. The net cash used primarily related to investments in marketable securities and preferred stock during the year ended December 31, 1999.

     Cash flows provided by financing activities of $130.7 million for the year ended December 31, 2001 primarily consisted of borrowings under the subordinated redeemable convertible note, net of offering costs, of $126.4 million, and net proceeds from the issuances of common stock of $7.5 million offset by $3.3 million in repayments of capital lease obligations. Cash flows provided by financing activities of $48.5 million for the year ended December 31, 2000 primarily consisted of net proceeds from a follow-on public offering and other proceeds from the issuances of common stock of $139.8 million, offset by a $90.0 million repayment of the PairGain Note and other miscellaneous items. Net cash provided by financing activities was $54.2 million in the year ended December 1999 and was provided by the issuance of common and preferred stock, and other debt and bank borrowings.

     We lease certain facilities for office and research and development activities under agreements that expire at various dates through 2021. In addition, we lease certain computer and office equipment under agreements that are classified as capital leases, the net book value of which was $1.6 million and $4.7 million at December 31, 2001 and 2000, respectively. Minimum required future lease payments under our capital and operating leases at December 31, 2001 are as follows:


      (FOLLOWING TABLE IN THOUSANDS)
                                                     CAPITAL       OPERATING
                                                     LEASES         LEASES
      YEARS ENDED DECEMBER 31,                       -------       ---------

           2002                                         $3,689        $14,693
           2003                                          1,552         14,305
           2004                                              6         13,136
           2005                                              4         11,774
           2006                                              -         10,540
           Thereafter                                        -         35,112
                                                       -------        -------
                Total minimum lease payments            $5,251        $99,560
      Less: amount representing interest                  (386)       -------
                                                       -------
      Present value of net minimum lease payments        4,865
      Less: current portion                             (3,209)
                                                       -------
                                                        $1,656
                                                       -------

     Approximately $10.0 million of the operating lease commitments will be paid beyond ten years.

     On May 11, 2001, we sold $130.0 million of 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. These notes are unsecured obligations of our company and will mature on May 15, 2006. Interest on the notes is payable semi-annually.

Holders of these notes may convert the notes into shares of common stock at any time prior to maturity at an initial conversion price of $26.67 per share, subject to adjustment. We may redeem some or all of the notes at any time prior to May 20, 2004 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the redemption date, if (1) the closing price of our common stock has exceeded 130% of the conversion price of the notes for at least 20 of the 30 trading days prior to the mailing of the redemption notice, and (2) in accordance with the terms of the registration rights agreement we executed at the time we issued the notes, the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. In the event of a provisional redemption, we will make an additional payment equal to the total value of the aggregate amount of the interest that would have been payable on the notes from the redemption date to May 20, 2004. On and after May 20, 2004, we may also redeem the notes at any time at our option, in whole or in part, at the redemption price shown in the note, plus accrued interest, if any.

     In February of 2002 we purchased a 200,000 square foot building in Old Bridge, New Jersey. We paid cash of approximately $35.0 million and expect to incur approximately $4.0 million during 2002 to complete construction of the interior of the building.

     We believe that our sources of capital, including internally generated funds and the cash and investments acquired as a result of our merger with Virata, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses and products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we can not raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of December 31, 2001, substantially all of our short-term investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements of our Company included herein and listed under the heading "(a) (1) Financial Statements" of Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the sections of our proxy statement for the 2002 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the sections of our proxy statement for the 2002 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section of our proxy statement for the 2002 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of our proxy statement for the 2002 Annual Meeting of Stockholders entitled "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements- The following financial statements are included at the indicated page of this Form 10-K and incorporated into this Item 14(a)(1) by reference:

       Report of Independent Accountants............................. 41
       Consolidated Balance Sheets................................... 42
       Consolidated Statements of Operations......................... 43
       Consolidated Statements of Changes in Stockholders' Equity.... 44
       Consolidated Statements of Cash Flows......................... 45
       Notes to Consolidated Financial Statements.................... 46

       (a)(2) Financial Statement Schedule--Schedule II--Valuation and Qualifying Accounts

     The financial statement schedule has not been included herein since the schedule has been included in the financial statements included elsewhere in this Form 10-K.

       (a)(3) Exhibits-  See Index to Exhibits

       (b) Reports on Form 8-K -- The Company filed three reports on Form 8-K during the fourth quarter ended December 31, 2001. Information regarding such report is as follows:

       Date of Report            Item Reported On

       October 1, 2001           The announcement of the Company's agreement
                                 to merge with Virata Corporation.

       November 14, 2001         Early termination of the waiting period
                                 under the Hart-Scott-Rodino Antitrust
                                 Improvements Act of 1976 with respect to the merger with Virata Corporation.

       December 14, 2001         The consummation of the merger with Virata
                                 Corporation.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of GlobespanVirata, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of GlobespanVirata, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
_________________________________


PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 29, 2002

                              GLOBESPANVIRATA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                               December 31,
                                                            2001          2000
                                                            ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                             $  269,586    $  88,489
  Short-term investments                                   297,575       10,640
  Accounts receivable, less allowance for doubtful
  accounts of $5,761 and $5,403, respectively               23,239       59,922
  Inventories                                               30,697       60,281
  Deferred income taxes                                     49,532       14,838
  Prepaid expenses and other current assets                  8,776        5,168
                                                        ----------    ---------
    Total current assets                                   679,405      239,338
Property and equipment, net                                 36,334       24,394
Intangible assets, net                                     611,960      636,682
Investments                                                112,315            -
Other assets                                                11,000        4,715
                                                        ----------    ---------
    Total assets                                        $1,451,014    $ 905,129
                                                        ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   29,551    $  36,502
  Accounts payable to affiliates                             1,196        2,313
  Restructuring and reorganization liabilities              68,099            -
  Accrued expenses and other liabilities                    37,219       15,825
  Payroll and benefit related liabilities                   20,941       17,128
  Deferred revenue                                           2,445            -
  Current portion of capital lease obligations               3,209        3,414
                                                        ----------    ---------
    Total current liabilities                              162,660       75,182
 Other long-term liabilities                                 3,256        1,428
 Subordinated redeemable convertible note                  130,000            -
 Deferred taxes                                             49,532       21,524
Capital lease obligations, less current portion              1,656        3,444
                                                        ----------    ---------
    Total liabilities                                      347,104      101,578
                                                        ----------    ---------

Commitments and contingencies (Note 17)

Stockholders' equity:
 Preferred stock, par value $0.001; 10,000,000
  shares authorized; none issued or outstanding                  -            -

 Common stock, par value $0.001; 400,000,000 shares
  authorized;  140,304,309 and 72,247,190 shares
  issued and outstanding, respectively                         140           72

 Stock purchase warrant                                          1            1
 Additional paid-in capital                              1,713,904    1,043,519
 Notes receivable from stock sales                          (5,037)      (5,262)

 Deferred stock compensation                               (61,227)     (68,229)
 Accumulated other comprehensive gain (loss)                   101          (99)
Accumulated deficit                                       (543,972)    (166,451)
                                                        ----------    ---------
    Total stockholders' equity                           1,103,910      803,551
                                                        ----------    ---------
    Total liabilities and stockholders' equity          $1,451,014    $ 905,129
                                                        ==========    =========

   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                    2001          2000        1999
                                                                    ----          ----        ----
Net product revenues                                            $ 254,545     $ 348,098     $ 56,220
Cancellation revenues                                              15,391            --          --
                                                                ---------     ---------    --------
   Total net revenues                                             269,936       348,098      56,220

Cost of sales                                                     110,614       142,430      20,879
Cost of sales related to cancellation revenues                      1,075            --          --
Cost of sales - provision for excess and obsolete inventories      80,852            --          --
Cost of sales related to termination charge                            --            --       1,119
                                                                ---------     ---------    --------
Gross profit                                                       77,395       205,668      34,222
                                                                ---------     ---------    --------
Operating expenses:
  Research and development (including non-cash
  compensation of $22,920 and $16,761 for the years
  ended December 31, 2001 and 2000, respectively)                 138,037       115,411      26,531
  Selling, general and administrative (including
  non-cash compensation of $3,851 and $7,356 for
  the years ended December 31, 2001 and 2000,
  respectively)                                                    43,983        53,504      14,389
  Restructuring and other charges                                  44,752            --          --
  In process research and development                              21,000        44,854          --
  Amortization of intangible assets                               211,697       131,832          --
                                                                ---------     ---------    --------
    Total operating expenses                                      459,469       345,601      40,920
                                                                ---------     ---------    --------
(Loss) from operations                                           (382,074)     (139,933)     (6,698)
Interest expense non-cash                                                        43,439          --
Interest (income) expense, net                                       (442)       (1,902)     (1,133)
Foreign exchange (gain)                                                --           (63)         --
                                                                ---------     ---------    --------
(Loss) before income taxes and extraordinary item                (381,632)     (181,407)     (5,565)
Provision (benefit) for income taxes                               (4,111)       15,131          --
                                                                ---------     ---------    --------
 (Loss) before extraordinary item                                (377,521)     (196,538)     (5,565)
Preferred stock deemed dividend and accretion                          --            --      (3,466)
                                                                ---------     ---------    --------
Loss attributable to common stockholders before
extraordinary item                                               (377,521)     (196,538)     (9,031)
Extraordinary item - gain on the redemption of the
beneficial conversion feature                                          --        43,439          --
                                                                ---------     ---------    --------
Net loss attributable to common stockholders                     (377,521)     (153,099)     (9,031)
                                                                =========     =========    ========
Other comprehensive loss:
Unrealized (gain) loss on marketable securities                       (88)           --          22
Foreign currency translation (gain) loss                             (112)           77          --
                                                                ---------     ---------    --------
Comprehensive loss attributable to common stockholders          $(377,321)    $(153,176)   $ (9,053)
                                                                =========     =========    ========
Basic and diluted (loss) per share:
  Loss before extraordinary item                                $   (4.98)    $   (3.03)   $  (0.19)
  Extraordinary item                                                   --          0.67          --
                                                                ---------     ---------    --------
  Net loss                                                      $   (4.98)    $   (2.36)   $  (0.19)
                                                                =========     =========    ========
Basic and diluted weighted average shares                          75,796        64,924      46,613
                                                                =========     =========    ========

   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                       Notes                  Accumulated
                                               Stock    Additional Receivable    Deferred       Other                       Total
                               Common Stock   Purchase    Paid-in      From         Stock    Comprehensive Accumulated Stockholders'
                             Shares   Amount  Warrant    Capital   Stock Sales Compensation    (Loss)        Deficit       Equity
                           ---------- ------ ---------  ---------  ----------- ------------ -------------  ----------- -------------

Balance-December 31, 1998  36,795,795     37     3,654     3,604         (725)         (76)             -      (7,787)       (1,293)
  Net loss                                                                                                     (5,565)       (5,565)
  Issuance of common stock
   due to initial public
   offering, net of costs  11,212,500     11              49,729                                                             49,740
  Net exercise of warrants  2,173,500      2    (3,653)    3,651                                                                  -
  Forgiveness of
   subordinated loan to
   Communication Partners,
   L.P.                                                      100                                                                100
  Issuance of common stock
   and exercise of stock
   options                  3,568,521      4               7,091       (6,775)                                                  320
  Issuance and conversion
   of Series A preferred
   stock, net of costs      4,384,362      4              14,601                                                             14,605
  Preferred dividend
   attributable to
   beneficial conversion
   feature                                                (2,616)                                                            (2,616)
  Stock options issued at
   less than fair market
   value                                                   1,218                    (1,162)                                      56

  Amortization of
   non-employee stock
   options                                                                              20                                       20
  Repayment of notes
   receivable                                                             336                                                   336
  Interest earned on notes
   receivable                                                            (248)                                                 (248)
  Accumulated other
   comprehensive loss                                                                                (22)                       (22)
                           ---------- ------ --------  ----------  ----------- ------------ -------------  ----------- -------------
Balance-December 31, 1999  58,134,678     58        1     77,378       (7,412)      (1,218)          (22)     (13,352)       55,433
  Net loss                                                                                                   (153,099)     (153,099)
  Issuance of common stock
   due to secondary public
   offering, net of costs   1,406,250      1             132,970            -                                               132,971
  Issuance of common stock
   and exercise of stock
   options                  1,971,952      2               5,442                                                              5,444
  Acquisitions and
   acquisition related
   stock options issued at
   less than fair value    10,734,310     11             843,418                   (85,420)                                 758,009
  Redemption of Beneficial
   Conversion Feature                                    (47,340)                                                           (47,340)
  Tax benefit for deferred
   stock compensation                                     30,116                                                             30,116
  Interest eaned on and
   repayment of notes
   receivable                                                           2,150                                                 2,150
  Stock options issued at
   less than fair market
   value                                                                              (563)                                    (563)
  Amortization of
   compensatory stock
   options                                                                          18,972                                   18,972
  Options issued to
   non-employees                                           1,535                                                              1,535
  Accumulated other
   comprehensive loss                                                                                (77)                       (77)
                           ---------- ------ --------  ----------  ----------- ------------ -------------  ----------- -------------
Balance-December 31, 2000  72,247,190     72        1   1,043,519      (5,262)     (68,229)          (99)    (166,451)      803,551
  Net loss                                                                                                   (377,521)     (377,521)
  Tax benefit for deferred
   stock compensation                                         259                                                               259
  Options issued to
   non-employees                                            2,383                                                             2,383
  Issuance of common stock
   and exercise of stock
   options                  1,516,466      1                7,410                                                             7,411
  Acquisitions and
   acquisition related
   stock options issued at
   less than fair value    66,540,653     67              660,333                  (17,386)                                 643,014
  Interest eaned on and
   repayment of notes
   receivable                                                             225                                                   225
  Amortization of
   compensatory stock
   options                                                                          24,388                                   24,388
  Accumulated other
   comprehensive income                                                                              200                        200
                          ----------- ------ --------  ----------  ----------- ------------ -------------  ----------- -------------
Balance-December 31, 2001 140,304,309 $  140 $      1  $1,713,904  $   (5,037) $   (61,227) $        101    $(543,972)  $ 1,103,910
                           ---------- ------ --------  ----------  ----------- ------------ -------------  ----------- -------------
                           ---------- ------ --------  ----------  ----------- ------------ -------------  ----------- -------------


   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Years Ended
                                                                              December 31,
                                                                -----------------------------------
                                                                    2001          2000        1999
                                                                    ----          ----        ----
Cash flow (used in) provided by operating
  activities:
  Net (loss)                                                    $(377,521)    $(153,099)   $ (5,565)
  Adjustments to reconcile net (loss)
   to cash (used in) provided by operating activities:
     Deferred income taxes                                         (6,385)       (7,914)         --
     Tax benefits from the exercise of employee
       stock options                                                  257        21,997          --
     Non-cash compensation                                         26,771        24,120          --
     Provision for bad debts                                          458         5,066         276
     Amortization of intangible assets                            211,697       131,832          --
     Provision for inventory obsolescence                          80,852           167          --
     Amortization and depreciation                                 15,403        10,368       3,513
     In process research and development                           21,000        44,854          --
     Restructuring and other charges                               39,667
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                    46,817       (54,816)     (5,686)
     (Increase) in inventories                                    (42,902)      (49,221)     (9,744)
     (Increase) in prepaid expenses and other assets               (3,526)         (999)     (3,278)
     Increase (decrease) in accounts payable                      (19,384)       29,062       1,955
     Increase (decrease) in accrued expenses
       and other current liabilities                               (4,038)        5,843       5,736
                                                                ---------     ---------    --------
Net cash provided by (used in) operating activities               (10,834)        7,260     (12,793)
                                                                ---------     ---------    --------
Cash flows used in investing activities:
 Capital expenditures                                              (8,612)      (18,902)     (1,229)
 Sale of intangible asset                                             404           500
 Net cash received from acquisition of
   businesses (See note 9)                                         73,853        18,975          --
 Purchases of marketable securities                               (74,161)      (12,631)   (111,087)
 Proceeds from sale/maturities of
   marketable securities                                           69,136        19,860      97,564
 Investment in preferred stock                                         --            --      (2,000)
                                                                ---------     ---------    --------
Net cash provided by (used in) investing activities                60,620         7,802     (16,752)
                                                                ---------     ---------    --------
Cash flows provided by financing activities:
  Repayments of borrowings under subordinated note
    payable                                                            --       (90,000)     (4,900)
  Borrowings under subordinated redeemable
    convertible note, net of offering costs                       126,425            --          --
  Repayments of borrowings under line of credit                        --          (192)     (2,466)
  Proceeds from issuance of common and preferred
    Stock                                                           7,491       139,788      62,049
  Proceeds from repayment of notes receivable                         225         2,070          88
  Repayments of capital lease borrowings                           (3,396)       (3,161)       (581)
                                                                ---------     ---------    --------
Net cash provided by financing activities                         130,745        48,505      54,190
                                                                ---------     ---------    --------
Net increase in cash and cash Equivalents                         180,531        63,567      24,645
Effect of exchange rates on cash and cash
  equivalents                                                         566           265          --
Cash and cash equivalents at beginning of period                   88,489        24,657          12
                                                                ---------     ---------    --------
Cash and cash equivalents at end of period                      $ 269,586     $  88,489    $ 24,657
                                                                =========     =========    ========
Supplemental disclosure of cash flow Information:
  Cash paid:
     Interest.................................                  $   5,421     $   2,890    $    442
                                                                =========     =========    ========
     Income taxes.............................                  $      --     $     116    $     --
                                                                =========     =========    ========
Supplemental non-cash financing activities:
  Conversion of preferred stock into common stock               $      --     $      --    $ 12,000
                                                                =========     =========    ========
  Notes receivable for sale of stock..........                  $      --     $      --    $  7,023
                                                                =========     =========    ========
  Forgiveness of subordinated note payable....                  $      --     $      --    $    100
                                                                =========     =========    ========
  Equipment acquired under capital lease......                  $      --     $   4,664    $  1,191
                                                                =========     =========    ========


   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     On December 14, 2001, GlobeSpan, Inc. ("GlobeSpan") completed a merger with Virata Corporation ("Virata") under an Agreement and Plan of Merger dated as of October 1, 2001 (the "Merger Agreement"). Under that agreement, a wholly-owned subsidiary of our company merged with and into Virata and Virata became a wholly-owned subsidiary of GlobeSpan. At the effective time of the merger, GlobeSpan was renamed GlobespanVirata, Inc. ("GlobespanVirata" or the Company). The merger with Virata was accounted for as purchase; accordingly, the operating results for Virata have been included from the date of acquisition.

     GlobespanVirata is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, its integrated circuits, software and system designs are primarily used in digital subscriber line, or DSL, applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. The Company sells its products to more than 300 telecommunications equipment manufacturers for incorporation into their products for use in systems deployed by telecommunications service providers and end users in more than 30 countries.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of GlobespanVirata, Inc. and all of its wholly-owned subsidiaries. The financial condition and results of operations for the year ended December 31, 2001 and 2000 include the results of acquired subsidiaries from their effective dates (See Note 3). All intercompany transactions and balances are eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realizability of deferred tax assets, and useful lives or amortization periods of intangible assets. Actual results could differ from those estimates. The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future realizability of the Company's assets.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of our revenue during the years ended December 31, 2001, 2000 and 1999 were from product sales.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of ninety days or less to be cash equivalents.

INVESTMENTS

     Short-term investments consist of debt securities with original maturity dates between ninety days and one year. Long-term investments consist of debt securities with original maturity dates greater than one year. The Company's investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses, net of related taxes, are reported as a component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

     For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required.

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

INTANGIBLES ASSETS

     Intangible assets at December 31, 2001 and 2000 consist of the excess of the purchase price of acquired businesses over the fair value of net assets acquired, as follows:

                                                2001              2000
                                                ----              ----

     Goodwill                                $779,689           $685,732
     Core technology                          148,800             82,800
     Other identifiable intangibles            27,000                  -
     Accumulated amortization                (343,529)          (131,832)
                                             ---------          ---------

     Net intangible assets                   $611,960           $636,700
                                             ========           ========

     The intangible assets acquired in the years ended December 31, 2001 and 2000 are being amortized over periods ranging from six months to four years. Amortization expense related to intangible assets for the years ended December 31, 2001 and 2000 was $211,697 and $131,832, respectively. As a result of the implementation of Statement of Financial Accounting Standards, or SFAS, No. 142, entitled "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization, with a related charge to the income statement. We periodically evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability and undiscounted cash flows are the primary indicators used to assess the recoverability of intangible assets.

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

INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, entitled "Accounting for Income Taxes", which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, entitled "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of operations. The Company reported other comprehensive income gain of $200 and loss of $77 for the years ended December 31, 2001 and 2000, respectively.

LONG-LIVED ASSETS

     The impairment of long-lived assets is assessed by management of the Company using certain factors including probable comparable fair market values, anticipated future cash flows, and the aggregate value of the related businesses taken as a whole. These factors are periodically reviewed to determine whether current events or circumstances require an adjustment to the carrying values or estimated useful lives of fixed or intangible assets in accordance with the provisions of SFAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets."

STOCK SPLITS

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued SFAS No. 138, entitled "Accounting for Certain Hedging Activities", which amended SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133. The Company adopted these statements effective January 1, 2001. These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of these statements did not have a material impact on our financial condition or results of operations.

     In July 2001, the FASB issued SFAS No. 141, entitled "Business Combinations" and SFAS No. 142, entitled "Goodwill and Other Intangible Assets".

     SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

     SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement and cease amortization of goodwill related to acquisitions prior to June 30, 2001, effective January 1, 2002. The adoption of SFAS No. 142 will result in a significant reduction in amortization expense in future periods.

     In August 2001, SFAS No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing SFAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, entitled "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

RECLASSIFICATIONS:

     Certain reclassifications have been made to conform prior-year amounts to the current year presentation.

3.  ACQUISITIONS

     On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5,000 in cash and the right for Ficon shareholders to receive up to a maximum of 1.9 million shares of the Company's common stock. A portion of these shares may vest in the future based upon the continued employment of certain Ficon shareholders. As of December 31, 2001, 681,000 shares have been issued as a result of continued employment and 1.0 million shares have been issued as a result of the completion of development milestones. Up to an additional 279 thousand shares may be issued as a result of continued employment.

     On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The Company paid 3.2 million shares of its common stock and issued to PairGain a $90,000 subordinated redeemable convertible note (the "Note"). The terms of the Note gave the Company the option to redeem the Note, in cash, within the first six months after its issue, and thereafter gave PairGain the option to convert the
Note into 2.9 million shares of the Company's common stock. The Company redeemed the Note for a cash payment of $90,000 during the year ended December 31, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. In connection with the repayment of the Note, the Company recognized the redemption of the beneficial conversion feature, previously recorded, for $47,300 and a gain on the associated redemption of $43,400. The beneficial conversion feature was recorded upon issuance of the Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as non-cash interest expense over the period the beneficial conversion feature was first available. For the year ended December 31, 2000, $43,400 was recorded as non-cash interest expense.

     On April 27, 2000, the Company acquired all the issued and outstanding shares of T.sqware, Inc. ("T.sqware"), a provider of fully programmable scalable network processors supporting high-speed data communications. The Company paid for these shares by issuing 2.0 million shares of our own common stock and assuming the outstanding T.sqware options for the equivalent of 178,000 options to purchase our common stock.

     On June 30, 2000, the Company acquired all of the issued and outstanding shares of iCompression, Inc., ("iCompression"), a supplier of advanced signal processing technology for delivering voice, video and data for the broadband infrastructure in applications such as broadband video conferencing. The Company paid for these shares by issuing 3.4 million shares of its common stock and assuming the outstanding iCompression options for the equivalent of approximately 530,000 options to purchase our common stock.

     On September 21, 2000, the Company acquired all of the issued and outstanding shares of ATecoM Inc., ("ATecoM"), a provider of technology which allows for the transmission of video over ATM (asynchronous transfer mode) networks. The transaction was accounted for as a purchase transaction. The Company paid for these shares by issuing 43,000 shares of our own common stock and assuming the outstanding ATecoM options for the equivalent of 8,000 options to purchase its common stock.

     On December 14, 2001, the Company completed its merger with Virata Corporation by issuing 65.9 million shares of its own common stock for the outstanding shares of Virata. In addition, the Company assumed the outstanding and unexercised options of Virata for the equivalent of 13.6 million options to purchase its common stock. The Company valued the options at fair value, as determined using the Black-Scholes option pricing model, and recorded such fair value, less the intrinsic value of the unvested portion of the stock options, as additional purchase price. The intrinsic value of the unvested stock options, of $18,900, has been recorded as deferred compensation and will be amortized over the remaining vesting periods of the stock options, or approximately 24 months.

     In connection with the merger with Virata, the Company began to formulate a reorganization and restructuring plan (the "Reorganization Plan"), which was completed during the first quarter of 2002. As a result of the Reorganization Plan, the Company expects to record restructuring and other charges related to its operations of $15,000 to $20,000 during the first quarter of 2002. Additionally, the Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141, entitled "Business Combinations" and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions, as follows:

                                Total
                               Charges
                               -------

Workforce related              $14,524
Facilities consolidation        17,843
Other charges                      900
                               -------

Total                          $33,267
                               =======

     As a result of the Reorganization Plan, approximately 175 employees of Virata will either relocate or be part of an involuntarily work force reduction. The Reorganization Plan relates primarily to employees located in the United States and consists of relocating key research and development and other key employees to existing facilities and eliminating redundant functions. The effected employees will relocate or cease employment with the Company within one year. The workforce related charge of $14,524 was based upon estimates of the relocation costs or the severance and fringe benefits for the effected employees. All of the payments related to the workforce reduction are expected to be made within one year.

     As a result of the elimination of redundant functions, the Company has consolidated its use of facilities and is actively pursuing subleases for vacant space. Additionally, there has been a decline in the real estate market in certain geographic regions in which we acquired operating facility leases. The Company has estimated its losses related to facilities it intends to sublease and has made adjustments to fair market value for acquired non-cancelable operating lease commitments in geographic regions where there has been a decline in the real estate market, to be $17,843. Losses related to those facilities affected by the consolidation include an estimate of the vacancy period, the write-off of leasehold improvements and executory and other administrative costs to complete subleases. These non-cancelable lease commitments range from fifteen months to twenty years in length.

     Other charges consist primarily of the write-off of certain investments which the Company deems to have no future value.

     The assets and liabilities recorded in connection with the purchase price allocations for Virata are based on preliminary estimates of fair values. Actual adjustments will be based on the ultimate costs incurred in connection with the Reorganziation Plan.

     The following is a summary of all consideration paid for the acquisitions during the years ended December 31, 2001 and 2000:

                                                          2001           2000
                                                          ----           ----

       Fair value of common stock issued and
           vested stock options converted              $629,213       $717,436
       Subordinated redeemable convertible note
           issued                                             -         90,000
       Cash paid                                              -          8,231
       Transaction costs                                 21,864          5,104
                                                       --------       --------
       Total purchase price                            $651,077       $820,771
                                                       ========       ========

     The assets and liabilities of the acquired entities were recorded at their appraised fair market value at the dates of acquisition. The allocations were as follows:

       Cash, short-term and long-term investments      $490,454       $ 36,364
       Accounts receivable                               10,380            867
       Inventory                                          7,116              -
       Prepaid and other assets                           7,271          2,297
       Property and equipment                            15,681          4,441
       Identifiable intangible assets                    80,000         82,787
       Goodwill                                          94,262        680,713
                                                       --------       --------
                                                        705,164        807,469

       In process research and development               21,000         44,854
       Liabilities assumed                              (75,087)       (31,552)
                                                       --------       --------
       Total purchase price                            $651,077       $820,771
                                                       ========       ========

     Each of the acquisitions was accounted for as a purchase and has been included in the Company's results of operations from their closing dates. The excess of purchase price over the fair value of net assets acquired during the years ended December 31, 2000, reflected as identifiable intangible assets and goodwill, is being amortized on a straight-line basis over periods ranging from two to four years. As a result of the implementation of SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, goodwill will no longer be amortized to the statement of operations. In accordance with SFAS 142, the excess of purchase price over the fair value of net assets acquired after June 30, 2001, reflected as identifiable intangible assets over periods ranging from six months to four years. As a result of the implementation of SFAS 142, which is effective for the fiscal year ending December 31, 2002, the Company will cease amortizing goodwill.

     The amount allocated to in process research and development ("IPR&D") of $21,000 and $44,900 in the years ended December 31, 2001 and 2000, respectively were expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisition:

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

     Some of the shares of common stock issued to the principals of Ficon, in connection with such acquisition, are subject to forfeiture if their employment ceases with the Company, and are recorded as deferred stock compensation. The deferred stock compensation recorded was $28,800, which reflects the estimated fair value of common stock issued at the date of acquisition. This amount is being amortized over the three-year vesting period on a straight line basis.

     The Company also granted stock options to employees, including those of acquired entities, at various discounts to fair market value as part of its long-term employee retention strategy and has recorded deferred stock compensation associated with such option grants amounting to $60,800 during the year ended December 31, 2000. These amounts are being amortized over vesting periods ranging from six months to four years on a straight line basis.

     The following unaudited pro forma information represents a summary of the results of operations as if the acquisitions occurred on January 1, 2000.

                                           Year ended December 31,
                                          2001                 2000
                                       ---------            ----------

       Revenue                         $ 366,449            $  476,951
                                       =========            ==========
       Net loss                        $(440,053)           $ (297,783)
                                       =========            ==========
       Net loss per common share       $   (3.18)           $    (2.23)
                                       =========            ==========

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.

4. INVENTORIES, NET

     Inventories at December 31, 2001 and 2000 consisted of the following:

                                  December 31, 2001      December 31, 2000
                                  -----------------      -----------------

       Raw materials               $     1,959            $         -
       Work in process                   6,099                  3,088
       Finished Goods                   97,083                 57,455
       Reserve for excess and
         obsolete inventories          (74,444)                  (262)
                                        -------                -------

       Inventories, net            $    30,697             $   60,281
                                        =======                =======

     As a result of a slowdown in the global telecommunications equipment market during the first quarter of 2001, and customer inventory balancing problems, we received customer requests to reduce or cancel sales orders and/or delay delivery dates. These conditions reflected a rapid change in our business environment and in customer demand as compared to the fourth quarter of 2000. Consequently, our backlog was reduced significantly and our ability to estimate customer demand was negatively impacted.

     We do not produce our own inventory, but subcontract the manufacturing to foundries. We must order inventory from these foundries substantially in advance of delivery, and in the fourth quarter of 2000, we ordered inventory for delivery in the first quarter of 2001 based on our record level of demand in the fourth quarter of 2000. Due to the reduction and cancellation of orders and delay of delivery dates in the first quarter of 2001, as well as our decision to accelerate customer transition to higher density and higher performance product, we recorded a provision for excess and obsolete inventories during the first quarter of approximately $49,000. Of the provision, $20,000 related to products for which customer demand no longer existed and the remainder to product for which we decided to migrate customers to more advanced products.

     During the fourth quarter of 2001, the Company recorded an additional $31,800 for excess and obsolete inventory. These charges were primarily a result of the accelerated migration of our customers to next generation products, in conjunction with our merger with Virata.

5. CONCENTRATION OF RISK AND CUSTOMER INFORMATION

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade receivables. The Company does not generally require collateral from its customers and substantially all of its trade receivables are not subject to collateral requirements. At December 31, 2001 and 2000, five of the Company's customers accounted for $16,537 (71.2%), and $54,445 (90.9%), of net accounts receivable, respectively.

     Sales to customers who individually represented more than 10% of our net revenues amounted to $104,671 (38.7%), $217,768 (62.6%), and $30,854 (54.9%) of
total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Revenues from customers who represented more than 10% of net revenues were as follows:

                                             Years Ended
                                             December 31,
                                             -----------
                                    2001         2000       1999
                                  --------     --------   --------
     Net revenues:
       Customer A.............    $32,774      $96,494    $ 23,185
       Customer B.............     71,897       82,234          --
       Customer C.............         --       39,040          --

     The Company's sales to overseas customers are predominantly denominated in the U.S. dollar. Revenues by geographic region for the years ended December 31, 2001, 2000, and 1999 were as follows:

                                             Years Ended
                                             December 31,
                                             -----------
                                    2001         2000       1999
                                  --------     --------   --------
     Net revenues:
       North America............  $146,273     $224,276   $ 29,760
       Europe...................    16,116       10,291      5,091
       Mexico/LatinAmerica......       909       24,713      7,725
       Asia.....................   106,538       88,766     13,061
       Australia................       100           52        583
                                  --------     --------   --------
                                  $269,936     $348,098   $ 56,220
                                  ========     ========   ========

     A single vendor manufactured substantially all of the chip sets sold by the Company. Purchases from this vendor approximated 87%, 90% and 75%, of total inventory purchases for the years ended December 31, 2001, 2000, and 1999, respectively. The Company has continued to enhance its relationships with other vendors and expects the inventory purchases from this vendor, as a percentage of our overall inventory purchases, to decline in 2002.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                   December 31,
                                                   -----------
                                                 2001        2000
                                               --------    --------

    Computers and equipment                    $31,521     $21,591
    Office furniture and fixtures                4,736       1,650
    Software                                    15,920       8,393
    Leasehold improvements                       4,912       1,813
    Property under capital leases,
    primarily computers and equipment            3,510       6,557
    Land and Building                            1,640           -
    Construction in progress                         -         656
                                               -------     -------
                                                62,239      40,660
    Less: accumulated depreciation and
    amortization...............                (25,905)    (16,266)
                                               -------     -------
                                               $36,334     $24,394
                                               =======     =======

     Included in operating expenses is depreciation and amortization expense of $9,639, $9,275, and $3,247 for the years ended December 31, 2001, 2000, and
1999, respectively. Accumulated amortization on assets accounted for as capital leases, amounted to approximately $1,598, $1,420 and $484 as of December 31, 2001, 2000 and 1999, respectively.

7.  MARKETABLE SECURITIES

     Marketable securities are included in short-term investments and investments, as appropriate. At December 31, 2001 and 2000, marketable securities totaling $409,890 and $10,778 were available-for-sale and recorded at fair value:


                    Gross Unrealized        Unrealized
                    Cost               Holding Gains (Losses)   Market Value
                    --------------------------------------------------------
December 31, 2001   $409,802                  $88                 $409,890
December 31, 2000   $ 10,778                  $-                  $ 10,778

     Proceeds from the sale of available-for-sale securities during the years ended December 31, 2001 and 2000 were approximately $69,136 and $19,860, respectively, for which there was an immaterial associated gain or loss.

     As of December 31, 2001, substantially all of the Company's short-term investments were in money market funds, certificates of deposits, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.

     The Company classifies its existing debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

8.  DEFINED CONTRIBUTION PLAN

     The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to 6.0% of an employee's annual salary. Additionally, the board of directors may grant discretionary contributions based on an employee's age. Contributions to the plan by the Company amounted to approximately $2,006, $1,423 and $541 for the years ended December 31, 2001, 2000 and 1999. In connection with the merger with Virata, the Company assumed the former Virata 401(k) Plan. Under this plan, the Company provides 50% matching contribution, up to $2,000 per calendar year, per employee.

9.  SUPPLEMENTAL CASH FLOW DATA

     The Company acquired cash of $73,853 in connection with its merger with Virata in 2001, as described below.

     The Company acquired cash of approximately $31,900 in connection with the acquisitions of T.sqware and iCompression completed during the second quarter of 2000 and used cash of approximately $12,900 in connection with the purchases of Ficon, certain technology and employees of PairGain and ATecoM completed during 2000, resulting in net cash received from acquisitions of $18,975 during the year ended December 31, 2000, as follows:

                                             2001           2000
                                             ----           ----

     Purchase price                       $651,077       $820,771
     Common stock issued                  (629,213)      (717,436)
     Subordinated redeemable
       convertible note payable                  -        (90,000)
     Accrued transaction costs              (2,699)          (434)
                                          --------       --------
     Cash paid                            $ 19,165       $ 12,901
     Less: cash acquired                   (93,018)       (31,876)
                                          --------       --------
     Net cash received from
       acquisition of businesses          $(73,853)      $(18,975)
                                          ========       ========

10.  RESTRUCTURING AND OTHER CHARGES

     During the year ended December 31, 2001, the Company realigned its operating cost structure, which resulted in recording restructuring and other charges of $44,752. These charges primarily consist of costs related to facilities consolidation and the related impact on our outstanding real estate leases and workforce reductions.

     The workforce reductions resulted in the involuntary severance of approximately 100 employees or approximately 12% of the Company's overall workforce at the time and included employees across all disciplines and geographic regions. Substantially all of the effected employees ceased employment with the Company prior to June 30, 2001. A workforce reduction charge of $3,672 was recorded based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction are expected to be made within one year. A non-cash workforce reduction charge pertains to modifications to the terms of the stock options previously granted to terminated employees and such modifications have been accounted for in accordance with the provisions of FASB Interpretation No. 44.

     As a result of changes in market conditions and the reduction in our workforce, we consolidated our facilities, which had been leased in anticipation of continued short-term growth, and are actively pursuing subleases for vacant space we lease. Due to the decline in the real estate market in the geographic regions in which we are pursuing subleases, we have estimated our losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36,750. These non-cancelable lease commitments range from eighteen months to sixteen years in length. If we are unable to execute a sublease agreement within the estimated time frame for each facility, we could incur additional charges or operating expenses in the future.

     Other charges consisted primarily of the write-off of certain investments, which the Company deemed to have an other than temporary decline in fair value.


                                 Total      Non-cash       Cash    Restructuring
                                Charges      Charges     Payments     Liability

Workforce reduction            $  3,672    $ (1,262)    $   (583)    $  1,827
Facilities consolidation         36,750        (955)      (3,564)      32,231
Other charges                     4,330      (2,630)        (926)         774
                               ----------------------------------------------

            Total              $ 44,752    $ (4,847)    $ (5,073)    $ 34,832
                               ==============================================

11.  PRIVATE OFFERING OF CONVERTIBLE SUBORDINATED NOTES

     On May 11, 2001, the Company sold $130,000 of 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The Company received net proceeds from the sale of the notes of $126,400. The Company expects to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and possible acquisitions. The notes are unsecured obligations of the Company and will mature on May 15, 2006. The notes are contractually subordinated in right of payment to all of the Company's existing and future senior indebtedness.

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

12.  STOCK PURCHASE WARRANT

     In connection with the Company's inception (see Note 1), the Company issued a warrant to acquire 3.9 million shares of its common stock at an exercise price of $2.24 per share to Lucent Technologies, Inc. The warrant was due to expire upon payment or transfer by Paradyne Networks, an affiliated company, of its long-term debt which was due to mature on June 30, 2000 and upon the sale or merger of the Company (as provided in the Stock Warrant Agreement) at a price less than the exercise price. The warrant includes other provisions, including certain anti-dilution provisions.

     In August 1998, Paradyne Networks settled its outstanding long-term debt which was due on June 30, 2000. As a term of such settlement, the Company agreed to extend the exercise period of the outstanding stock purchase warrant to the earlier of June 30, 2001 or the consummation of a qualifying business combination, as defined.

     Upon the closing of the IPO, the outstanding warrant to purchase common stock issued to Lucent Technologies was net exercised for 2.2 million shares of common stock.

13.  INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following:

                                                    December 31,
                                                    -----------
                                                  2001        2000
                                                  ----        ----

        Net depreciable assets                  $12,603      $3,534
        Accrued expenses                          9,711       4,553
        Inventory reserve and
        capitalization                           19,690           -
        Deferred Compensation                    65,731       9,655
        Net operating loss carryforwards         88,830      20,398
        Other                                     5,481         892
                                               --------     -------
                                                202,046      39,032
        Less valuation allowance(1)            (187,954)    (35,325)
                                               --------     -------
        Net deferred tax assets                  14,092       3,707
        Net intangible assets                   (14,092)    (10,393)
                                               --------     -------
        Net deferred tax liability             $      -     ($6,686)
                                               ========     =======

        (1) The December 31, 2001 and 2000 valuation allowance includes $75,100 and $7,913, primarily from acquired companies.

     The Company has acquired and generated federal and state net operating loss carryforwards of approximately $356,731 and $68,809 as of December 31, 2001 and 2000, respectively, which are due to expire between 2002 and 2021. Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the utilization of federal net operating loss carryforwards when an ownership change occurs. Generally, an ownership change occurs when a greater than 50% change in ownership takes place over a three-year test period. The annual utilization of net operating loss carryforwards generated prior to such change in ownership is limited, in any one year, to a percentage of the fair market value of the Company at the time of the ownership change.

     Due to the uncertainty of realization of its deferred tax assets, the Company has provided a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     The Company's federal and state income taxes payable have been reduced by the tax benefits associated with dispositions and exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, related to non-qualified stock options or disqualifying dispositions of incentive stock options. These benefits were credited directly to shareholders' equity and amounted to $304 and $30,116 for the years ended December 31, 2001 and 2000, respectively.

     The components of the provision (benefit) for income taxes are as follows:

                                                        Years Ended
                                                        December 31,
                                                        -----------
                                                2001        2000       1999
                                                ----        ----       ----

        Current:
          Federal                            $    --      $18,678     $   --
          State                                  316        4,368         --
          Foreign                              1,959           --         --
                                             -------      -------     ------
                                               2,275       23,046         --
                                             -------      -------     ------
        Deferred:
          Federal                            (73,117)     (26,621)    (1,595)
          State                              (10,975)      (3,780)      (281)
          Foreign                                178           --         --
          Change in valuation allowance       77,528       22,486      1,876
                                             -------      -------     ------
                                              (6,386)      (7,915)        --
                                             -------      -------     ------
        Income tax provision (benefit)       $(4,111)     $15,131     $   --
                                             =======      =======     ======

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income before taxes, excluding amounts associated with the beneficial conversion feature in 2000, as follows:

                                                        Years Ended
                                                        December 31,
                                                        -----------
                                                2001        2000       1999
                                                ----        ----       ----


        U.S. statutory rate                   (35.0)%     (35.0)%    (34.0)%
        State taxes                            (2.7)        2.1       (5.9)
        Amortization of intangible assets      10.0        13.1         --
        In process research and development     1.9        11.4
        Net operating loss utilized              --         2.9         --
        Other                                   (.3)         .1         --
        Change in valuation allowance          25.1        16.3       39.9
                                              -------     ------     ------
        Effective tax rate                     (1.0)%      10.9%       0.0%
                                              =======     ======     ======


14. EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options is required to be computed using the treasury stock method. As of December 31, 2001, 2000 and 1999 the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 45.0 million,
17.4 million and 8.6 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130,000 of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for the year ended December 31, 2001 and therefore have been excluded from the calculation.

     The computations of Basic EPS and Diluted EPS for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                 2001         2000        1999
                                                 ----         ----        ----
Numerator:
Loss before extraordinary item               $(377,521)   $(196,538)    $(5,565)
Preferred stock dividend and accretion              --           --      (3,466)
                                             ----------   ----------    --------
Loss attributable to common shareholders
  before extraordinary item                   (377,521)    (196,538)     (9,031)
Extraordinary item                                  --       43,439          --
                                             ----------   ----------    --------
Net loss attributable to common              $(377,521)   $(153,099)    $(9,031)
  stockholders                               ==========   ==========    ========

Denominator:
  Basic shares                                  75,796       64,924      46,613
  Effect of dilutive stock options                  --           --          --
                                             ----------   ----------    --------
  Diluted shares                                75,796       64,924      46,613
                                             ==========   ==========    ========

Basic and diluted loss per share:
Loss attributable to common stockholders
before extraordinary item                       $(4.98)      $(3.03)    $ (0.19)
Extraordinary item                                  --       $ 0.67          --
                                                -------      -------    --------
Net loss attributable to common stockholders    $(4.98)      $(2.36)    $ (0.19)
                                                =======      =======    ========


15.  STOCKHOLDERS' EQUITY

     On June 23, 1999, the Company completed its initial public offering ("IPO") of 11.2 million shares of common stock at $5 per share. Net proceeds received by the Company, after deducting offering costs, totaled $49.7 million.

     On August 2, 2000, the Company completed a follow-on public offering of 8.6 million shares of common stock at a price of $100 per share. Of the 8.6 million shares of common stock, 1.4 million shares were sold by the Company, resulting in proceeds from the offering of $133.0 million, net of related expenses, and
7.2 million shares were sold by selling shareholders (including 1.1 million shares sold by selling shareholders upon exercise by the underwriters of their over-allotment option). The Company did not receive any of the proceeds from the sales of shares by the selling shareholders

     In June 2000, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock, $0.001 par value, to
400.0 million shares.

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

     In March 1999, the Company's board of directors approved the amendment of the certificate of incorporation to increase its authorized capital to 10.0 million shares of preferred stock, $0.001 par value and 100.0 million shares of common stock $0.001 par value. The increase in the authorized preferred shares was approved by the Company's stockholders in May 1999 and was executed on June 18, 1999.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In May 1999, the Company designated 1.5 million shares of preferred stock as Series A Preferred Stock ("Series A Stock"). The Series A Stock was convertible, at the option of the holder, into shares of common stock at any time after the date of issuance at a conversion rate of $8.21 per share and automatically converted upon consummation of the company's IPO. Holders of Series A Stock were entitled to receive dividends prior to any payment of dividends on the Company's common stock, at a rate of $0.81 per share per annum, when and if declared by the Company's board of directors. Such dividends were not cumulative. In the event of a liquidation, dissolution or winding up of the Company, holders of the Series A Stock were entitled to a distribution ratably with other common stockholders of the Company, on an as-if converted basis. The Series A Stock carried voting rights equal to one vote per share, on an as-converted basis. In addition, the Company was precluded from certain specific corporate actions without the consent of at least 66.6% of the holders of the Series A Stock.

     In May 1999, the Company completed the sale of an aggregate 1.5 million shares of Series A Stock and warrants to purchase an aggregate 0.9 million shares of common stock for gross proceeds of $12,000 to two investors (the "Series A Investors"). The warrants issued to the Series A Investors were exercisable for a five year term and at exercise prices equal to $5.00 per share for the first 0.2 million shares, $6.25 per share for the second 0.2 million shares, $7.50 per share for the third 0.2 million shares and $8.75 per share for the last 0.3 million shares.

     Since the issuance of the aforementioned Series A Stock included a non-detachable conversion feature, that was "in-the-money" at the date of issuance and was immediately exercisable, the Company recognized a charge of approximately $2,600 for the beneficial conversion feature attributable to the common stockholders for the year ended December 31, 1999. In addition, the carrying value of the Series A Stock was accreted to its redemption value in 1999. The accretion which totaled $900, and the beneficial conversion feature related to the Series A Stock have been included in the net loss attributable to common stockholders for the year ended December 31, 1999.

     Upon consummation of the IPO, the Series A Stock converted into 4.4 million shares of common stock.

16.  STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

1996 EQUITY INCENTIVE PLAN

     In December 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") pursuant to which, as amended, nonqualified or incentive stock options, stock bonus and restricted stock awards (collectively, "Stock Awards") to purchase up to 10.2 million shares of the Company's common stock may be granted to employees, directors and consultants. Stock Awards granted under the 1996 Plan generally vest in equal installments over a four-year period. The exercise price of incentive stock options granted under the 1996 Plan may not be less than the fair market value of the underlying shares (110% of the fair market value in the case of a 10% voting shareholder) at the grant date. Each stock option is exercisable for ten years (five years in the case of a 10% voting stockholder) from the date of grant. Through December 31, 2000, no stock options had been granted to a 10% stockholder.

     Under the 1996 Plan, certain individuals to whom stock options have been granted may elect to exercise those options prior to the lapse of the full vesting period. Upon termination of employment, the Company may repurchase any unvested shares issued pursuant to such election at the exercise price. During the years ended December 31, 2001 and 2000, the Company repurchased 25,000 and 179,000 shares under such provision. No shares were repurchased during the year ended December 31, 1999. At December 31, 2001, 2000, and 1999, there were 0.2 million, 0.7 million, and 2.3 million shares, respectively, issued and outstanding that were subject to this repurchase provision.

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

     The 1996 Plan permits optionees to exercise their stock options by issuing a promissory note. When stock options are exercised utilizing a promissory note, the Company records a notes receivable from stock sales. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 5.22% to 6.16% and are collateralized by the stock issued upon exercise of the stock options. The notes including accrued interest thereon mature five years from the date of issuance. As of December 31, 2001 and 2000, notes receivable from stock sales amounted to $5,037 and $5,262, respectively.

1999 SUPPLEMENTAL STOCK OPTION PLAN

     In December 1999, the Company's board of directors approved the adoption of the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). Upon adoption of the 1999 Supplemental Plan, the Company reserved 6.0 million shares of its common stock, for issuance under the 1999 Supplemental Plan. During 2001 and 2000, the Company reserved an additional 10.0 million and 5.3 million shares of its common stock, for issuance under the 1999 Supplemental Plan. Under the 1999 Supplemental Plan, the Company may grant incentive or nonqualified stock options to non-officer employees and consultants. The 1999 Supplemental Plan is administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Supplemental Plan.

1999 EQUITY INCENTIVE PLAN

     In March 1999, the Company's board of directors approved the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan was approved by the Company's stockholders in May 1999. Upon adoption of the 1999 Plan with the closing of the Company's IPO, the Company reserved 3.0 million shares of its common stock, together with the shares of common stock remaining available for issuance under the 1996 Plan, for issuance under the 1999 Plan. The number of shares reserved for issuance under the 1999 Plan shall automatically increase each year beginning May 1, 2000, by the lesser of 5.0% of the total number of shares of common stock then outstanding or 3.0 million shares. Under the 1999 Plan, the Company may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or stock units to employees, non-employee directors and consultants. The 1999 Plan is administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Plan.

1999 DIRECTOR STOCK OPTION PLAN

     In March 1999, the Company's board of directors approved the adoption of the 1999 Director Stock Plan (the "Director Plan"). The Director Plan was approved by the Company's shareholders in May 1999. The Company reserved 750,000 shares of its common stock for issuance under the Director Plan. Under the Director Plan, the Company may only grant nonqualified stock options to non-employee directors. The Director Plan provides for automatic grants to non-employee directors of the Company at defined intervals. Each non-employee director of the Company was granted an option to purchase 30,000 shares of common stock at the fair market value at the date in which the non-employee director was appointed or at $5.00 with the consummation of the Company's IPO, an additional option to purchase 15,000 shares of common stock on the date of the Company's annual stockholders' meeting in the year 2000 and an additional option to purchase 15,000 shares of common stock on the date of the Company's annual stockholders' meeting in the year 2001, provided that the director continues to serve as a director of the Company. Each non-employee director elected to serve will be granted an option to purchase 30,000 shares of common stock on the date he or she is first elected to the board of directors and an additional option to purchase 15,000 shares of common stock on the date of the Company's annual stockholder's meeting in the calendar year following such initial election. At each annual stockholders' meeting following the annual meeting during which each non-employee director received the second option to purchase 15,000 shares of common stock, each non-employee director will be granted an option to purchase 7,000 shares of common stock. Stock options granted pursuant to the Director Plan vest upon the director's completion of twelve months of service during which he or she attended at least 75% of the meetings of the Company's board of directors.

     On January 22, 2002, the Company's Board of Directors approved a one-year extension to the exercise period of all outstanding and vested options held by the Directors who resigned on December 14, 2001, in connection with the merger. The Company will recognize approximately $2,500 as a result of this board resolution.

     The following table summarizes stock options granted, exercised and forfeited (in thousands) since December 31, 1998:

                                                               Weighted
                                                                Average
                                                               Purchase
                                           Options               Price
                                           -------             --------
          Balance at
            December 31, 1998.                5,679              $ 1.18
            Granted...........                5,806              $14.86
            Exercised.........               (3,564)             $ 2.00
            Forfeited.........                  (72)             $ 2.95
                                                ---              ------
          Balance  at
            December 31, 1999.                7,849              $10.91
            Granted...........               10,576              $65.85
            Exercised.........               (1,497)             $ 1.56
            Forfeited.........                 (544)             $74.00
                                               ----              ------
          Balance at
            December 31, 2000.               16,384              $45.23
            Granted...........               31,384              $10.62
            Exercised.........                 (898)             $ 2.29
            Forfeited.........               (2,585)             $57.08
                                             ------              ------
          Balance at
            December 31, 2001.               44,285              $20.96
                                             ======              ======

     The following table summarizes information about outstanding stock options (in thousands) as of December 31, 2001:


                                                            Options Outstanding            Options Exercisable
                                                            -------------------            -------------------
                                                                   Weighted-
                                                                   Average       Weighted  Exercisable  Weighted
                                                      Outstanding  Remaining     Average       at       Average
                      Actual Ranges of Exercise       at December  Contractual   Exercise    December   Exercise
                                Prices                  31, 2001     Life         Price      31, 2001    Price
                      -------------------------       -----------  -----------   --------  -----------  --------

                             $0.01 - 09.99                15,243      7.4          $5.96       7,361      $3.86
                            $10.00 - 19.83                19,232      9.1         $13.36       2,703     $15.12
                            $20.13 - 29.06                 2,680      7.7         $23.07       2,123     $23.04
                            $30.19 - 39.61                 1,632      7.9         $32.04         749     $32.07
                            $40.63 - 48.29                   770      8.1         $44.79         451     $44.31
                            $50.13 - 59.00                    75      8.0         $54.46          22     $54.91
                            $60.88 - 69.50                 1,210      8.0         $63.53         522     $63.52
                            $72.06 - 79.75                   692      8.2         $75.15         175     $75.87
                            $80.00 - 89.44                   325      7.7         $83.45         111     $83.63
                            $90.00 - 98.06                   338      8.3         $94.62         190     $95.25
                           $100.00 - 107.81                  528      8.4        $102.43         167    $102.49
                           $110.00 - 119.56                1,303      8.4        $116.02         446    $116.13
                           $120.56 - 129.81                  178      7.0        $125.99          94    $126.11
                           $130.38 - 139.130                  67      7.6        $133.34          37    $133.10
                           $141.63 - 146.00                   12      7.5        $143.97           3    $142.57
                      -----------------------------------------------------------------------------------------
                             $0.01 - 146.00               44,285      8.3         $20.92      15,154     $21.33


     The Company has, in connection with the acquisitions discussed in Note 3, assumed the stock option plans of each acquired company. During the year ended December 31, 2001 and 2000, a total of approximately 13.6 million and 0.7 million shares of the Company's common stock have been reserved for issuance under the assumed plans and the related options are included in the preceding table.

EMPLOYEE STOCK OPTIONS ACCOUNTING

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, entitled "Accounting for Stock Issued to Employees". Had the compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the 1996 Plan consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company's net
(loss) and fully diluted earnings per share on a pro forma basis would have been ($484,634), ($230,553), and ($14,368) and ($6.39), ($3.55), and ($.31) for the
years ended December 31, 2001, 2000, and 1999, respectively, calculated utilizing the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2001, 2000, and 1999: (1) risk-free interest rate of 4.0%, 6.3%, and 5.9% respectively; (2) dividend yield of 0.00%;
(3) expected life of four years for December 31, 2001, 2000 and 1999 and (4) volatility of 105% and 100% for December 31, 2000 and 1999 respectively.

     During 2001, 2000 and 1999, the Company granted stock options to employees to purchase shares of common stock at exercise prices less than the estimated fair market value of the Company's common stock at the date of grant. In connection with these issuances, the Company recorded $18,530, $89,552, and $1,218 of deferred compensation, of which $24,388, $22,582 and $56 was recognized during 2001, 2000 and 1999, respectively, as compensation expense. The deferred compensation is being amortized over the vesting period, which ranges from two to four years. The Company determined the amount of deferred compensation as the difference between the fair market value of the Company's common stock and the exercise price on the date of grant.

NON-EMPLOYEE OPTIONS

     In fiscal 2001 and 2000, the Company granted 122,000 and 32,000 stock options, respectively, to non-employees. In accordance with the requirements of EITF 96-18, the Company recorded $2,383 and $1,535, respectively, reflecting the estimated fair value of these options utilizing the Black-Scholes option-pricing model and the assumptions indicated above. The Company has amortized this obligation to expense over the period services were performed. In 1999, there were no stock options granted to non-employees.

EMPLOYEE STOCK PURCHASE PLAN

     On March 12, 1999, the Company's board of directors approved the adoption of an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was approved by the Company's stockholders in May 1999 and was contingent upon the closing of the IPO on June 22, 1999. The Company reserved 1.2 million shares of its common stock for issuance under the Purchase Plan, which shall automatically increase each year beginning February 1, 2000, by the lesser of 2.0% of the total number of shares of common stock then outstanding or 1.2 million shares. The Purchase Plan permits each eligible employee, as defined, to purchase shares of the Company's common stock through payroll deductions, provided that the aggregate amount of each employee's payroll deductions does not exceed 15.0% of his cash compensation. Purchases of common stock occur on January 31 and July 31 of each year. The Purchase Plan is administered by the Compensation Committee of the board of directors in accordance with the terms of the Purchase Plan.

17.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities for office and research and development activities under agreements that expire at various dates through 2021. In addition, the Company leases certain computer and office equipment under agreements that are classified as capital leases, the net book value of which was $1,621 and $4,744 at December 31, 2001 and 2000, respectively. Minimum required future lease payments under the Company's capital and operating leases at December 31, 2001 are as follows:


                                                      Capital      Operating
                                                      Leases         Leases
                                                      -------      ---------
      Years Ended December 31,

         2002                                          $3,689       $14,693
         2003                                           1,552        14,305
         2004                                               6        13,136
         2005                                               4        11,774
         2006                                               -        10,540
         Thereafter                                         -        35,112
                                                       ------       -------
                Total minimum lease payments           $5,251       $99,560
      Less: amount representing interest                 (386)      =======
                                                         ----
      Present value of net minimum lease payments       4,865
      Less: current portion                            (3,209)
                                                       ------
                                                       $1,656
                                                       ======

     In February of 2002, the Company purchased a 200,000 square foot building in Old Bridge, New Jersey for approximately $35.0 million in cash. The building is currently under construction, with the interior expected to be completed by the end of 2002. The company expects to incur approximately $4.0 million during 2002 to complete construction of the building.

     Rent expense for the years ended December 31, 2001, 2000, and 1999 approximated $8,408, $2,850, and $1,049, respectively, and is included in operating expenses. In December 1998, the Company subleased additional office space from Paradyne Networks on a month to month basis. Rent expense relating to these additional spaces amounted to $44 for the year ended December 31, 1999.

     In November 2001, a securities class action, Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., Civil Action No. 01-CV-10741, was filed in United States District Court for the Southern District of New York against certain investment bank underwriters for the Company's IPO and secondary public offering, and various officers and directors of the Company. The complaint alleges that the defendants violated federal securities laws by issuing and selling the Company's common stock in those offerings without disclosing to investors that some of the underwriters had solicited and received undisclosed and excessive commissions. The complaint seeks unspecified damages on behalf of persons who purchased the Company's stock during the period from June 23, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the initial public offerings of hundreds of other companies, including Virata, that launched such offerings during 1999 and 2000. All of these lawsuits including the suit against the Company have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. The Company believes it has meritorious defenses to the claims against it and intends to defend itself vigorously.

     The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company is party to various inquiries or claims in connection with these rights. It is also involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, results of operation or financial condition.

18.  RELATED PARTY TRANSACTIONS

     Pursuant to a Purchase Agreement, dated June 18, 1996, three direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries of Communication Partners, L.P. (formerly Paradyne Partners, L.P.), acquired certain assets of AT&T Paradyne Corporation from its parent company, Lucent Technologies Inc. ("Lucent"), in exchange for $146.0 million in cash and notes and the assumption of certain liabilities effective July 31, 1996. The assets and liabilities were purchased by four separate operating subsidiaries of Communication Partners, L.P., including GlobeSpan (subsequently GlobespanVirata, Inc.).

     As of December 31, 2001 and 2000, Communication Partners, L.P. or other entities affiliated with Texas Pacific Group owned 10.7% and 21.0%, respectively, of the Company's outstanding stock.

     During the years ended December 31, 2001, 2000, and 1999, the Company recorded product sales of $1,027, $8,355, and $3,224, respectively, related to goods sold to Paradyne Networks. Receivables related to such product sales as of December 31, 1999 amounted to $146. At December 31, 2001 and 2000, the Company had a payable to Paradyne Networks in the amount of $1,196 and $2,313. Sales reflect, through June 30, 1998, a discount, equal to cost plus 15%, provided to Paradyne Networks pursuant to a Cooperative Development Agreement. In July 1998, the Company revised its discounted pricing arrangement with Paradyne Networks which had existed under the Cooperative Development Agreement. Paradyne agreed to modify the pricing terms such that Paradyne Networks purchased products from the Company at preferential prices. In exchange, the Company agreed to pay a 1.25% fee based on net revenues up to an aggregate amount of $1.5 million. In March 1999, the Company and Paradyne Networks agreed to terminate the Cooperative Development Agreement. In connection with such termination agreement, the Company agreed to pay Paradyne Networks an aggregate of $1.5 million, less the amounts previously paid of approximately $0.3 million (or approximately $1.2 million net) to terminate the July discount pricing arrangement with Paradyne Networks. Such payment was made in 1999 and was charged to cost of sales.

     In addition, the Company and Paradyne Networks as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, the Company and Paradyne Networks also entered into a four-year Supply Agreement which gave Paradyne Networks preferential pricing and other terms in connection with the sale by the Company of products to Paradyne Networks. Under the terms of the Supply Agreement, the Company is required to honor Paradyne Networks' orders for the Company's products in quantities at least consistent with Paradyne Networks' past ordering practices and must afford Paradyne Networks at least the same priority for Paradyne Networks' orders as the Company affords its other similarly situated customers. The Company also granted Paradyne Networks a standard customer immunity under the Company's intellectual property rights with respect to any of Paradyne Networks' products which incorporate the Company's products.


19.      Valuation and Qualifying Accounts

                                                          Balance at      Additions -                        Balance at
                                                          Beginning       Costs and                            End of
                Classification                            of Period        Expenses        Deductions (a)      Period
                                                          ---------       -----------      --------------    ----------
                (In thousands)
Year ended December 31, 2001:
    Allowance for doubtful accounts                           $5,403            458             (100)           $5,761
    Valuation allowance-deferred tax asset                   $35,325        152,628                -          $187,953
    Inventory obsolescence reserve                              $262         79,602           (5,420)          $74,444
Year ended December 31, 2000:
    Allowance for doubtful accounts                             $337          5,094              (28)           $5,403
    Valuation allowance-deferred tax asset                    $4,926         30,399                -           $35,325
    Inventory obsolescence reserve                               $95            167                -              $262
Year ended December 31, 1999:
    Allowance for doubtful accounts                              $61            306              (30)             $337
    Valuation allowance-deferred tax asset                    $3,050          1,876                -            $4,926
    Inventory obsolescence reserve                               $95              -                -               $95

(a) Represents accounts written off as uncollectable and inventory previously reserved, which was subsequently sold.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                      Three Months Ended
                                                                      ------------------
                                   Mar. 31,    Jun. 30,    Sep. 30,    Dec. 31,    Mar. 31,    Jun. 30,   Sep. 30,    Dec. 31,
                                     2001        2001        2001        2001        2000        2000       2000        2000
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                        (In thousands except per share data)
  Statement of Operations:

  Net revenues...............     $108,213    $ 60,288    $ 46,014    $ 55,421    $ 31,060    $ 75,901    $110,353    $130,784

  Gross profit...............       13,409      37,412      25,565       1,009      19,580      46,548      65,224      74,316

  (Loss) income from operations    (93,308)   (103,212)    (67,011)   (118,543)    (13,643)    (64,850)    (32,519)    (28,921)

  (Loss) income before taxes
  and extraordinary item.....      (92,210)   (103,163)    (67,372)   (118,887)    (22,899)    (88,700)    (42,147)    (27,661)

  (Loss) income before
  extraordinary item.........      (89,162)   (102,820)    (65,303)   (120,236)    (22,899)    (88,700)    (50,386)    (34,553)

  Net (loss) income attributed
  to common shareholders.....      (89,162)   (102,820)    (65,303)   (120,236)    (22,899)    (88,700)     (6,947)    (34,553)
  (Loss) income before
  extraordinary item per
  common share - basic               (1.25)      (1.42)       (.89)      (1.39)       (.39)      (1.42)      (0.74)       (.49)
                                  =========   =========   =========   =========   =========   =========   =========   =========
  Net (loss) income per common
  share - basic .............        (1.25)      (1.42)       (.89)      (1.39)       (.39)      (1.42)      (0.10)       (.49)
                                  =========   =========   =========   =========   =========   =========   =========   =========
  (Loss) income before
  extraordinary item per
  common share - fully diluted       (1.25)      (1.42)       (.89)      (1.39)       (.39)      (1.42)      (0.74)       (.49)
                                  =========   =========   =========   =========   =========   =========   =========   =========
  Net (loss) income per common
  share - fully diluted......     $  (1.25)   $  (1.42)   $   (.89)   $  (1.39)   $   (.39)   $  (1.42)   $  (0.10)   $   (.49)
                                  =========   =========   =========   =========   =========   =========   =========   =========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GLOBESPANVIRATA, INC.


March 29, 2002              By  /s/ ARMANDO GEDAY
                              ------------------------------
                                    Armando Geday
                                President, Chief Executive Officer and Director

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

        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      ----
/s/ ARMANDO GEDAY
-------------------------   President, Chief Executive Officer   March 29, 2002
     Armando Geday              and Director

/s/ ROBERT MCMULLAN
-------------------------   Vice President and Chief Financial   March 29, 2002
    Robert McMullan             Officer

/s/ CHARLES COTTON
-------------------------   Director and Executive Chairman      March 29, 2002
     Charles Cotton

/s/ GARY BLOOM
-------------------------   Director                             March 29, 2002
      Gary Bloom

/s/ JAMES COULTER
-------------------------   Director                             March 29, 2002
     James Coulter

/s/ DIPANJAN DEB
-------------------------   Director                             March 29, 2002
     Dipanjan Deb

-------------------------   Director                             March 29, 2002
     Hermann Hauser

/s/ JOHN MARREN
-------------------------   Director                             March 29, 2002
    John Marren

/s/ GIUSEPPE ZOCCO
-------------------------   Director                             March 29, 2002
    Giuseppe Zocco

                                INDEX TO EXHIBITS


Exhibit
Number
------

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

2.5 Agreement and Plan of Merger, dated October 1, 2001, by and among the Company, Wine Acquisition Corp. and Virata Corporation (incorporated herein by reference to Annex A to the joint proxy statement/ prospectus which constitutes a part of the Registration Statement on Form S-4 (File No.: 333-72028)).

3.1#      Restated Certificate of Incorporation of the Registrant.

3.2#      Amended and Restated Bylaws of the Registrant.

4.1#      Specimen Common Stock certificate.

4.2 Investors' Rights Agreement between the Company, Intel Corporation, Cisco Systems, Inc. and Communication Partners, L.P., dated May 6, 1999 (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

4.3 Registration Rights Agreement between the Company and PairGain Technologies, Inc., dated February 24, 2000 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2000).

4.4 Registration Rights Agreement between the Several Persons named in Annex I thereto, dated January 28, 2000 (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed on July 7, 2000).

4.5 Instrument Defining Rights of Stockholders of Registrant (incorporated into this document by reference to the Company's Form 8-A (File No. 000-26401)).

4.6 Indenture dated as of May 11, 2001 between the Company and United States Trust Company of New York (incorporated herein by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 15, 2001).

4.7 Registration Rights Agreement dated as of May 11, 2001, by and among the Company and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 15, 2001).

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

10.5 Lease Agreement between Shav Associates and the Company, dated March 20, 2001(incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed March 30, 2001).

10.6 Termination Agreement between the Company and Paradyne Corporation, dated December 31, 1998 (incorporated herein by reference to Exhibit
          10.10 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.7*# Employment Agreement between the Company and Armando Geday, dated as of October 1, 2001.

10.8*# Employment Agreement between the Company and Charles Cotton, dated as of October 1, 2001.

10.9*# Employment Agreement between the Company and Nicholas Aretakis, dated as of January 17, 2002.

10.10+ Agreement for the Manufacture and Sale of ASIC Products between the Company and Lucent Technologies Inc. Microelectronics, dated March 23, 1999 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.11 Intellectual Property Agreement among the Company, Lucent Technologies Inc. and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.12 Tax Matters Agreement between the Company and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.13+ Product Supply Agreement between the Company and Paradyne Corporation dated March 16, 1999 (incorporated herein by reference to Exhibit
          10.18 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.14 AT&T Trademark and Patent Agreement between the Company, AT&T Corp. and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.15     1999 Supplemental Plan (incorporated herein by reference to Exhibit
          4.4 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.16 T.Sqware, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.17 T.Sqware, Inc. 1997 Stock Option Plan Sub Plan for French Employees (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.18 2000 Stock Option Plan Sub Plan for French Employees (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.19 iCompression, Inc. 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.20 Internext Compression, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the

          Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.21 Ultima Communication, Inc. 1999 Stock/Option Issuance Plan (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-49864)).

10.22     AtecoM, Inc. 1996 Stock Plan (incorporated herein by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-49864)).

10.23 Amended and Restated Virata Corporation 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.24 Virata Corporation 1999 Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.25 D2 Technologies, Inc. Tandem Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.26 Inverness Systems Ltd. Share Option Plan (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.27 Agranat Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.28 Excess Bandwidth 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

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