Form 10-Q
period 2002-03-31
GLOBESPANVIRATA INC
filed 2002-05-02
CIK 1081197

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Form 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

     The number of shares outstanding of the Registrant's Common Stock as of April 25, 2002 was 140,954,450



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GlobespanVirata, Inc.

                                      INDEX

                                                                        Page No.
                                                                        -------

Part I.  Financial Information


     Item 1. Financial Statements (Unaudited)

          Condensed  Consolidated  Balance  Sheets  as of
               March 31, 2002 and December 31, 2001............................2

          Condensed  Consolidated  Statements of Operations
               for the Three Months Ended March 31, 2002 and 2001..............3

          Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2002 and 2001..............4

          Notes to Condensed Consolidated Financial Statements.................5

     Item 2. Management's Discussion and Analysis of
               Consolidated Financial Condition and Results of Operations.....10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......13


Part II. Other Information


     Item 6. Exhibits and Reports on Form 8-K.................................13

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                              GlobespanVirata, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)
--------------------------------------------------------------------------------
ASSETS
Current Assets:

                                                        March 31,   December 31,
                                                           2002         2001
                                                        ---------   ------------
     Cash and cash equivalents                        $   243,115   $   269,586
     Short-term investments                               246,949       297,575
     Accounts receivable, less allowance for doubtful
          accounts of $4,974 and $5,761, respectively      48,970        23,239
     Inventories, net                                      10,787        30,697
     Deferred income taxes                                 43,554        49,532
     Prepaid expenses and other current assets              7,456         8,776
                                                      -----------   -----------
          Total current assets                            600,831       679,405
Property and equipment, net                                61,632        36,334
Intangible assets, net                                    599,207       611,960
Investments                                               128,742       112,315
Other assets                                               11,593        11,000
                                                      -----------   -----------
          Total assets                                $ 1,402,005   $ 1,451,014
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $    18,580   $    29,551
     Accounts payable to affiliates                           530         1,196
     Restructuring and reorganization liabilities          57,273        68,099
     Accrued expenses and other liabilities                35,400        39,664
     Payroll and benefit related liabilities               20,337        20,941
     Current portion of capital lease obligations           1,985         3,209
                                                      -----------   -----------
          Total current liabilities                       134,105       162,660
Other long-term liabilities                                 2,627         3,256
Convertible subordinated note                             130,000       130,000
Deferred income taxes                                      43,554        49,532
Capital lease obligations, less current portion               838         1,656
                                                      -----------   -----------
          Total liabilities                               311,124       347,104
                                                      ===========   ===========
Stockholders' equity
     Preferred stock                                           --            --
     Common stock                                             140           140
     Stock purchase warrants                                    1             1
     Notes receivable from stock sales                     (5,069)       (5,037)
     Additional paid in capital                         1,718,046     1,713,904
     Deferred stock compensation                          (44,994)      (61,227)
     Accumulated deficit                                 (576,681)     (543,972)
     Accumulated other comprehensive income (loss)           (562)          101
                                                      -----------   -----------
          Total stockholders' equity                    1,090,881     1,103,910
                                                      ===========   ===========

          Total liabilities and stockholders' equity  $ 1,402,005   $ 1,451,014
                                                       ==========   ===========

     The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (unaudited, in thousands, except per share data)

                                                   For The Three Months
                                                      Ended March 31,
                                                      ---------------
                                               2002                  2001
                                         -----------------     -----------------

Net revenues                                   $   86,651           $   108,213

Cost of sales                                      37,953                45,837
Cost of sales - Provision for excess and
                obsolete inventory                      -                48,967
                                         -----------------     -----------------
Total cost of sales                                37,953                94,804
                                         -----------------     -----------------
   Gross profit                                    48,698                13,409
                                         -----------------     -----------------

Operating expenses:
   Research & development (including               55,090                41,983
    non-cash compensation of $15,406
    and $6,574 for the three months
    ended March 31, 2002 and 2001, respectively)
   Selling, general & administrative (including    15,186                14,499
    non-cash compensation of $823 and $1,195 for
    the three months ended March 31 2002 and
    2001, respectively)
   Amortization of intangible assets               12,740                50,235
                                         -----------------     -----------------
    Total operating expenses                       83,016               106,717
                                         -----------------     -----------------
Loss from operations                              (34,318)              (93,308)

Interest (income) expense, net                     (1,907)               (1,098)

Foreign exchange loss                                  38                     -
                                         -----------------     -----------------
Loss before income taxes                          (32,449)              (92,210)

Provision (benefit) for income taxes                  260                (3,048)
                                         -----------------     -----------------
Net Loss                                     $    (32,709)         $    (89,162)
                                         =================     =================
Other comprehensive loss:

Unrealized loss on marketable securities              166                     -
Foreign currency translation loss                     497                   157
                                         -----------------     -----------------
Comprehensive loss                           $    (33,372)         $    (89,319)
                                         =================     =================

Basic and diluted loss per share             $      (0.23)         $      (1.25)
                                         =================     ================


Weighted average shares of common stock
 outstanding used in computing basic and
 diluted loss per share                           140,122                71,098
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited, in thousands)

                                                           Three Months
                                                              Ended
                                                             March 31,
                                                --------------------------------
                                                     2002              2001
                                                ---------------   --------------
Cash flow used in operating activities:
Net loss                                          $    (32,709)     $   (89,162)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
   Provision for bad debts                                   -              458
   Provision for excess and obsolete inventory               -           48,967
   Tax benefits from employee stock option plans             -            5,602
   Deferred income taxes                                     -          (10,975)
   Non-cash compensation expense                        16,229            7,769
   Depreciation and amortization                         5,025            4,386
   Amortization of intangible assets                    12,740           50,235
  Changes in assets and liabilities, net of the
   effect of acquisitions:
    (Increase) decrease in accounts receivable         (25,731)          23,607
    (Increase) decrease in inventory                    19,910          (34,565)
    Decrease in prepaids and other assets                  (72)          (2,084)
    Decrease in accounts payable                       (11,637)         (10,424)
    Decrease in accrued expenses and other liabilities  (7,310)          (1,071)
                                                   ------------      -----------
   NET CASH USED IN OPERATING ACTIVITIES               (23,555)          (7,257)
                                                   ------------      -----------
Cash flow used in investing activities:
Purchases of property and equipment                    (37,246)          (5,434)
Proceeds from sale of intangible asset                       -              404
Cash paid for acquisition related costs                 (1,382)               -
Proceeds from sale/maturity of marketable securities   159,949            1,516
Purchases of marketable securities                    (125,750)               -
                                                   ------------      -----------
   NET CASH USED IN INVESTING ACTIVITIES                (4,429)          (3,514)
                                                   ------------      -----------
Cash flow provided by financing activities:
Proceeds received from issuance of common stock
 and exercise of stock options                           4,213            2,905
Proceeds from repayment of notes receivable                (54)              57
Repayments of capital lease obligations                 (2,042)          (1,072)
                                                   ------------      -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES             2,117            1,890
                                                   ------------      -----------
Effect of exchange rates on cash and cash equivalents     (604)            (157)
                                                   ------------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (26,471)          (9,038)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       269,586           88,489
                                                   ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    243,115      $    79,451
                                                   ============      ===========


   The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except per share data)

1.     NATURE OF  BUSINESS AND BASIS OF PRESENTATION

   GlobespanVirata, Inc. ("GlobespanVirata" or the "Company") is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, its integrated circuits, software and system designs are primarily used in digital subscriber line, or DSL, applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. The Company sells its products to more than 300 telecommunications equipment manufacturers for incorporation into their products for use in systems deployed by telecommunications service providers and end users in more than 30 countries.


Unaudited Interim Financial Statements

   The accompanying unaudited consolidated financial statements have been prepared by GlobespanVirata and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Certain reclassifications have been made to conform prior year financial statements to the current year presentation. For further information, refer to the financial statements and notes thereto included in GlobespanVirata's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

Principles of Consolidation

   The consolidated financial statements include the accounts of GlobespanVirata and all of its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.


Earnings Per Share

   The Company has adopted Statement of Financial Accounting Standards, or SFAS, No. 128, entitled "Earnings per Share" ("SFAS No. 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

   As of March 31, 2002 and 2001, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 43.4 million and 17.7 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130,000 of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for the three months ended March 31, 2002 and were therefore excluded from the calculation.

Revenue Recognition

   Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured.

   Net revenues for the three months ended March 31, 2002 include approximately $3,500 of fees associated with the resolution of previous customer purchase commitments.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company regularly reviews inventory values and quantities on hand and writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. If the Company's inventory is determined to be undervalued, it may have over-reported its costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.


Concentration of Risk and Customer Information

   The Company's top ten customers accounted for $53,939 (62.3%) and $85,499 (79.0%) of the Company's net revenues during the three months ended March 31, 2002 and 2001, respectively.

   At March 31, 2002 and December 31, 2001, five of the Company's customers accounted for $20,130 (41.1%) and $16,537 (71.2%) of net accounts receivable, respectively.


Recent Accounting Pronouncements

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

   In July 2001, the FASB issued SFAS No. 141, entitled "Business Combinations" and SFAS No. 142, entitled "Goodwill and Other Intangible Assets."

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

   SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead be reviewed for impairment. We have adopted the statement and ceased amortization of goodwill related to acquisitions, effective January 1, 2002. The adoption of SFAS No. 142 has resulted in a reduction to amortization expense in the three months ended March 31, 2002 of approximately $50,000.

   In accordance with the adoption provisions of SFAS 142, the Company has completed the transitional impairment tests and no impairment was noted. The following is a reconciliation of net income, and basic and diluted loss per share between the amounts reported by the Company in the three months ended March 31, 2001 and the adjusted amounts reflecting this new accounting standard.

                                                   Three Months Ended
                                                     March 31, 2001
                                                     --------------
   Net loss:
     Reported net loss                                  $(89,162)
     Goodwill amortization                                42,884
                                                          ------
     Adjusted net loss                                  $(46,278)
                                                         ========

   Basic and diluted loss per share:
     Reported basic and diluted loss per share          $  (1.25)
     Goodwill amortization                                  0.60
                                                           ------
     Adjusted basic and diluted loss per share          $  (0.65)
                                                           ======

   In June 2000, the FASB issued SFAS No. 138, entitled "Accounting for Certain Hedging Activities," which amended SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133. The Company adopted these statements effective January 1, 2001. These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of these statements did not have a material impact on the Company's financial condition or results of operations.


2.  Inventories, net

   Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at March 31, 2002 and December 31, 2001 consisted of the following:

                                      March 31, 2002         December 31, 2001
                                      --------------         -----------------
               Raw Materials               $      -                 $  1,959

               Work in process                5,607                    6,099

               Finished Goods                80,299                   97,083

               Reserve for excess and
                obsolete inventories        (75,119)                 (74,444)
                                            --------               ----------
               Inventories                 $ 10,787                $  30,697
                                           ========                ==========

The increase in the Company's reserve for excess and obsolete inventories from December 31, 2001 is attributed to the reclassification of a reserve for non-cancelable purchase commitments for inventory received during the first quarter of 2002.

3.  Acquisitions

    In connection with the merger with Virata Corporation ("Virata"), the Company began to formulate a reorganization and restructuring plan (the "Reorganization Plan"), which consisted primarily of eliminating redundant positions and consolidating its worldwide facilities. The Company is implementing its Reorganization Plan and will record restructuring and other charges of approximately $20,000 to $40,000 during the second quarter of 2002. In addition, the Company has decided to divest itself of the video encode and decode technology acquired as part of its acquisition of iCompression and its EmWeb and voice compression businesses, which were acquired by Virata prior to the merger. The Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141 and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions (Refer to Note 5). The assets and liabilities recorded in connection with the purchase price allocations for Virata are based on preliminary estimates of fair values. Actual adjustments will be based on the ultimate costs incurred in connection with the Reorganziation Plan.

   On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5,000 in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of the shares of common stock issued to the principals of Ficon were subject to forfeiture if their employment ceased with the Company. The estimated fair value of those shares, of $28,800, was recorded to deferred stock compensation as a result of the guidance in EITF 95-8, entitled "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and was being amortized over the three year vesting period on a straight line basis. As of March 31, 2002, 710,000 shares have been issued as a result of continued employment and 999,999 shares have been issued as a result of the completion of development milestones. On March 31, 2002 the Company agreed to accelerate vesting of the remaining 250,000 unvested shares and as a result the Company recorded a non-cash charge during the first quarter of 2002 of approximately $8,000, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration. No incremental charge was recorded as the fair market value of the Company's stock on March 31, 2002 was below the fair market value on the date the deferred stock compensation was recorded.

4.   Income Taxes

   The Company recorded a current provision for income taxes of $260 for the three months ended March 31, 2002. The provision reflects an effective tax rate of 0.8% for the three months ended March 31, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. As of March 31, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance.

   The Company recorded a benefit for income taxes of $3,048 for the three months ended March 31, 2001. This benefit is comprised of a deferred benefit of $11,000, net of a current provision of $7,952. The benefit reflects an effective tax rate of 3.3% for the three months ended March 31, 2001. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance. The benefit for income taxes excluded current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $1,000 during the three months ended March 31, 2001.

5.   Restructuring and Reorganization Liabilities

   The estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions is as follows:

               December 31, 2001                                 March 31, 2002
                 Reorganization              2002                Reorganization
                    Liability              Payments                 Liability
                    ---------------------------------------------------------

Workforce related   $  14,524              $   (990)                  $13,534
Facilities charges     16,318                  (356)                   15,962
Other charges             900                   (36)                      864
                    ---------              --------                   -------
Total               $  31,742              $ (1,382)                  $30,360
                    =========              ========                   =======

   As a result of the Reorganization Plan, approximately 175 employees of Virata will either relocate or be part of an involuntarily work force reduction. The Reorganization Plan relates primarily to employees located in the United States and consists of relocating key research and development and other key employees to existing facilities and eliminating redundant functions. The affected employees will relocate or cease employment with the Company within one year. The workforce related charge of $14,524 was based upon estimates of the relocation costs or the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction are expected to be made within one year.

   As a result of the elimination of redundant functions, the Company has consolidated its use of facilities and is actively pursuing subleases for vacant space. Additionally, there has been a decline in the real estate market in certain geographic regions in which the Company acquired operating facility leases. The Company has estimated its losses related to facilities it intends to sublease and has made adjustments to fair market value for acquired non-cancelable operating lease commitments in geographic regions where there has been a decline in the real estate market, to be $16,318. Losses related to those facilities affected by the consolidation include an estimate of the vacancy period, the write-off of leasehold improvements and executory and other administrative costs to complete subleases. These non-cancelable lease commitments range from fifteen months to twenty years in length.

   During the second quarter of 2001, the Company realigned its operating cost structure, which resulted in restructuring and other charges of $44,752. These charges primarily consisted of costs related to facilities consolidation and the related impact on outstanding real estate leases and workforce reductions.

   The workforce reductions resulted in the involuntary severance of approximately 100 employees or approximately 12% of the Company's overall workforce and included employees across all disciplines and geographic regions. Substantially all of the affected employees ceased employment with the Company prior to June 30, 2001. The workforce reduction charge of $3,672 was based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction are expected to be made within one year. The non-cash workforce reduction charges pertain to modifications to the terms of the stock options previously granted to terminated employees and have been accounted for in accordance with the provisions of FASB Interpretation No. 44, entitled "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. "

   As a result of the reduction in the Company's workforce, it consolidated its use of facilities, which had been leased in anticipation of continued short-term growth, and is actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which the Company is pursuing subleases, the Company has estimated its losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36,750. These non-cancelable lease commitments range from eighteen months to ten years in length.

   Other charges consisted primarily of the write-off of certain investments which the Company deemed to have no future value.

                        December 31, 2001                         March 31, 2002
                         Restructuring     Non-cash     Cash       Restructuring
                          Liability        Charges     Payments      Liability
                          ----------------------------------------------------

Workforce reduction       $  1,827        $     -      $  (992)      $     835
Facilities consolidation    32,231         (5,788)      (1,139)         25,304
Other charges                  774              -            -             774
                               ---         -------     -------        --------

Total                     $ 34,832        $(5,788)     $(2,131)      $  26,913
                          ========        ========     ========      =========

   During the first quarter of 2002, the Company reversed a portion of a previously recorded facilities charge in the amount of approximately $1,500. Additionally, the Company recorded $1,500 related to a facility closure which was communicated during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobespanVirata's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general slowdown in spending in the telecommunications industry, customer implementation plans, risks of price competition among DSL chip set suppliers, risks of customer loss or decreases in purchases by significant customers, risks of dependence upon third-party suppliers, risks of integrating acquisitions (including the Virata merger), risks due to rapid changes in the market for DSL chip sets, market acceptance of new products, ability of leading equipment manufacturers to incorporate our products into their own, ability of telecommunications service providers to market and sell DSL services, uncertainties concerning the impact of competitive products, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees, risk of operating in international markets and general market, economic regulatory and business conditions and other risk factors described herein or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobespanVirata as of the date hereof and GlobespanVirata assumes no obligation to update any such forward-looking statements.

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

   The following table presents our unaudited results as a percentage of net revenues for the three months ended March 31, 2002 and 2001. Our results of operations are reported as a single business segment.

                                         For the Three Months
                                            Ended March 31
                                          2002          2001
                                     -----------------------------
                                     -----------------------------
Net revenues                             100.0%        100.0%

Cost of sales                             43.8%         42.3%
Cost of sales--Provision for excess
  and obsolete inventories                  -           45.3%
                                     -----------------------------
Total cost of sales                       43.8%         87.6%
                                     -----------------------------
 Gross profit                             56.2%         12.4%
                                     -----------------------------
Operating expenses:
  Research and development, including     63.6%         38.8%
non-cash compensation of 17.8% and
6.1% for the three months ended March
31, 2002 and 2001, respectively.
  Selling, general and administrative,    17.5%         13.4%
including non-cash compensation of
0.9% and 1.1%, for the three months
ended March 31, 2002 and 2001,
respectively.
  Amortization of intangible assets       14.7%         46.4%
                                     -----------------------------
  Total operating expenses                95.8%         98.6%
                                     -----------------------------
Loss from operations                     (39.6)%       (86.2%)
Interest (income) expense, net            (2.2)%        (1.0)%
Foreign exchange loss                       -             -
                                     -----------------------------
Loss before taxes                        (37.4)%       (85.2%)
Provision (benefit) for income taxes       0.3%         (2.8)%
                                     -----------------------------
Net loss                                 (37.7)%       (82.4%)
                                     =============================

Results of Operations for the three months ended March 31, 2002 and 2001

    Net Revenues. Our net revenues decreased by 19.9% to $86.7 million in the three months ended March 31, 2002 from $108.2 million in the three months ended March 31, 2001. The decrease in net revenues was primarily due to the slow down in the global telecommunications market, which occurred during 2001. Included in net revenues for the three months ended March 31, 2002 was approximately $3.5 million of fees associated with the resolution of previous customer purchase commitments.

   Cost of Sales and Gross Profit. Our gross profit increased by 263.4% to $48.7 million in the three months ended March 31, 2002 from $13.4 million in the three months ended March 31, 2001. Our gross profit percentage was 56.2% and 12.4% in the three months ended March 31 2002 and 2001, respectively. The increase in gross profit and gross profit percentage from the first quarter of 2001 is primarily attributable to the provision for excess and obsolete inventories, which we refer to as the Provision, recorded during the first quarter of 2001. During the three months ended March 31, 2002, gross profit was positively affected by the resolution of previous customer commitments, which had no associated costs, and the sale of products which were previously reserved. Excluding the Provision in the first quarter of 2001 and revenue with no associated costs during the first quarter of 2002, and considering costs associated with revenue from the sale of product previously reserved during the first quarter of 2002, our gross profit percentages were 52.4% and 57.6%, for the first quarter of 2002 and 2001, respectively. The decrease in the adjusted gross profit percentage was related to lower average selling prices. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix, and customer mix.

    Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses increased 31.2% to $55.1 million in the three months ended March 31, 2002 from $42.0 million in the three months ended March 31, 2001. Included in research and development expenditures for the three months ended March 31, 2002 and 2001 is $15.4 million and $6.6 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. The increase in non-cash compensation resulted from an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technologies, which resulted in a non-cash charge during the first quarter of 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration. Excluding the non-cash compensation, research and development expenditures increased 12.1%. Research and development expenses represented 63.6% (45.8% excluding non-cash compensation) and 38.8% (32.7% excluding non-cash compensation) of net revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in research and development expenses is primarily attributable to the $8.0 million non-cash charge described above and our merger with Virata. The increase in research and development expense as a percentage of total net revenues was due to the $8.0 million non-cash charge described above and lower net revenues in the first quarter of 2002. We expect our research and development expenses will decrease from the first quarter of 2002 as a result of the implementation of our reorganization and restructuring plan and the divestiture of certain businesses.

    Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related expenses for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense increased 4.8% to $15.2 in the three months ended March 31, 2002 from $14.5 million for the three months ended March 2001. Included in selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 is $0.8 million and $1.2 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 8.2%. Selling, general and administrative expense represented 17.5% (16.6% excluding non-cash compensation) and 13.4% (12.3% excluding non-cash compensation) of net revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in selling, general and administrative expenses resulted from our merger with Virata. The increase in the percentage of selling, general and administrative expense as a percentage of total net revenues was due to the lower total net revenues in the first quarter of 2002. We expect our selling, general and administrative expenses will decrease from the first quarter of 2002 as a result of the implementation of our reorganization and restructuring plan.

   Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets which are being amortized on a straight-line basis over their estimated useful lives. The decrease in dollar amount and percentage of amortization expense is the result of the implementation of SFAS 142, entitled "Goodwill and Other Intangible Assets". Pursuant to SFAS 142, goodwill is no longer subject to amortization, or any charge to the income statement.

   Interest (Income) Expense, Net. Interest income for the three months ended March 31 2002 was $3.9 million, offset by interest expense of $2.0 million, resulting in net interest income of $1.9 million. Interest income for the three months ended March 31, 2001 was $1.3 million, net of interest expense of $0.2 million, resulting in net interest income of $1.1 million. The increase in net interest income is attributable to the cash and investments acquired as a result of the merger with Virata and the issuance of the convertible subordinated redeemable notes issued during May 2001 ("Convertible Notes"), net of the additional interest expense resulting from the Convertible Notes.

   Provision (Benefit) for Income Taxes. The income tax provision of $0.3 million recognized during the three months ended March 31, 2002, represents a provision of 0.8% of the loss before provision for income taxes. The effective rate is effected by permanent differences, which resulted from our prior acquisitions, and changes in the valuation allowance. The income tax benefit of $3.0 million recorded during the first quarter of 2001, represents a provision of 3.3%. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance.


Liquidity and Capital Resources

   Total assets at March 31, 2002 were $1,402.0 million, a decrease of $49.0 million, or 3.4% from December 31, 2001 total assets of $1,451.0 million. The decrease from December 31, 2001 is primarily a result of the loss incurred during the quarter, including continued amortization of intangible assets from our acquisitions and other non-cash charges.

   At March 31, 2002, we had $490.1 million in cash and cash equivalents and short-term marketable securities and working capital of $466.7 million. At December 31, 2001, we had $567.2 million in cash and cash equivalents and short-term marketable securities and working capital of $516.7 million.

   Net cash used in operating activities was $23.5 million in the three months ended March 31, 2002, compared to net cash used in operating activities of $7.3 million in the three months ended March 31, 2001. The net cash used during the first quarter of 2002 was primarily due to an increase in our accounts receivable at March 31, 2002.

   Net cash used in investing activities was $4.4 million during the three months ended March 31, 2002. The net cash used was primarily related to purchases of property and equipment of $37.2 million, which included $34.8 million related to the purchase of the Old Bridge, New Jersey facility, and payments of $1.4 million related to our merger with Virata, net of proceeds from marketable securities of $34.2 million. Net cash provided by investing activities during the three months ended March 31, 2001 was $3.5 million, purchases of property and equipment of $5.4 million were offset by net proceeds of marketable securities of $1.5 million.

   Cash flows provided by financing activities were $2.1 million and $1.9 million during the three months ended March 31, 2002 and 2001, respectively, primarily consisting of proceeds from the issuance of common stock through the employee stock purchase plan and the exercise of stock options, net of payments related to capital leases.

   We believe that our current cash and investments together with internally generated funds, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. While we do not currently anticipate the need to raise additional funds in the foreseeable future, we may seek to acquire or invest in additional businesses, products or technologies which may require us to use our cash and investments. If, as a result of acquisitions or investments in additional businesses, products or technologies, we are required to raise additional funds, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.


Recent Accounting Pronouncements

   In August 2001, SFAS No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing SFAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, entitled "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations in the three months ended March 31, 2002.

   In July 2001, the FASB issued SFAS No. 141, entitled "Business Combinations" and SFAS No. 142, entitled "Goodwill and Other Intangible Assets."

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

   SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead be reviewed for impairment. We will adopt the statement and cease amortization of goodwill related to acquisitions prior to June 30, 2001, effective January 1, 2002. The adoption of SFAS No. 142 has resulted in a reduction to amortization expense in the three months ended March 31, 2002 of approximately $50.0 million.

   In June 2000, the FASB issued SFAS No. 138, entitled "Accounting for
Certain Hedging Activities," which amended SFAS No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133. We adopted these statements effective January 1, 2001. These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these statements did not have a material impact on our financial condition or results of operations.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of March 31, 2002, substantially all of our short-term investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - None

         (b) Reports on Form 8-K.

   The Company filed one report on Form 8-K/A during the quarter ended March 31, 2002. Information regarding the date of such report and item reported on is as follows:

DATE OF REPORT                             ITEM REPORTED ON

February 13, 2002                          Filing to amend previously filed Form
                                           8-K to include financial statements
                                           of Virata Corporation.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                              GLOBESPANVIRATA, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GLOBESPANVIRATA, INC.



Date: May 2, 2002              By:   /s/ Robert McMullan
                                     -------------------------------------------
                                     Robert McMullan
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)