Form 10-Q
period 2002-06-30
GLOBESPANVIRATA INC
filed 2002-08-14
CIK 1081197

================================================================================

                                    Form 10-Q


     |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2002


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

The number of shares outstanding of the Registrant's Common Stock as of August 7, 2002 was 141,983,498.


================================================================================

                              GlobespanVirata, Inc.

                                      INDEX


Part I.  Financial Information


    Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001.............................................2

         Condensed Consolidated Statements of Operations for the Three and
                 Six Months Ended June 30, 2002 and 2001.......................3

         Condensed Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2002 and 2001..................................4

         Notes to Condensed Consolidated Financial Statements..................5

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
                 Condition and Results of Operations..........................12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......20

Part II. Other Information


         Item 4. Submission of Matters to a Vote of Security Holders..........20
         Item 6. Exhibits and Reports on Form 8-K.............................21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                             GlobespanVirata, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                               June 30, 2002   December 31, 2001
                                                               -------------   -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                  $   233,995    $   269,586
      Short-term investments                                         209,917        297,575
      Accounts receivable, less allowance for doubtful
            accounts of $3,860 and $5,761, respectively               32,477         22,582
      Note receivable from Conexant Systems, Inc.                     21,000           --
      Inventories, net                                                22,441         30,697
      Deferred income taxes                                           27,187         49,532
      Assets related to businesses held for sale                         311          2,295
      Prepaid expenses and other current assets                       22,468          8,524
                                                                 -----------    -----------
         Total current assets                                        569,796        680,791

Property and equipment, net                                           59,418         34,978
Intangible assets, net                                                57,000        611,960
Investments                                                          166,381        112,315
Other assets                                                          11,761         10,970
                                                                 -----------    -----------
         Total assets                                            $   864,356    $ 1,451,014
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $    39,770    $    30,666
      Restructuring and reorganization liabilities                    64,637         68,099
      Accrued expenses and other liabilities                          37,200         38,443
      Payroll and benefit related liabilities                         19,238         20,941
      Liabilities related to businesses held for sale                    357          1,414
      Current portion of capital lease obligations                     2,073          3,209
                                                                 -----------    -----------
         Total current liabilities                                   163,275        162,772

Other long-term liabilities                                            2,488          3,144
Convertible subordinated note                                        130,000        130,000
Deferred income taxes                                                 27,187         49,532
Capital lease obligations, less current portion                          122          1,656
                                                                 -----------    -----------
         Total liabilities                                           323,072        347,104
                                                                 -----------    -----------
Stockholders' equity
      Preferred stock                                                   --             --
      Common stock                                                       141            140
      Treasury stock                                                  (6,716)          --
      Stock purchase warrants                                              1              1
      Notes receivable from stock sales                               (5,123)        (5,037)
      Additional paid in capital                                   1,715,898      1,713,904
      Deferred stock compensation                                    (34,990)       (61,227)
      Accumulated deficit                                         (1,128,917)      (543,972)
      Accumulated other comprehensive income                             990            101
         Total stockholders' equity                                  541,284      1,103,910
                                                                 -----------    -----------
         Total liabilities and stockholders' equity              $   864,356    $ 1,451,014
                                                                 ===========    ===========

                  The accompanying notes are an integral part of these financial statements.


                              GlobespanVirata, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                                   For The Three Months        For The Six Months
                                                                      Ended June 30,             Ended June 30,
                                                                      --------------             --------------
                                                                     2002        2001         2002           2001
                                                                   ------------------------------------------------
Net product revenues                                               $  45,799    $  43,104   $ 126,327    $ 150,049
Cancellation revenues                                                   --         15,391       3,500       15,391
                                                                    ---------    ---------   ---------    ---------
Net revenues                                                          45,799       58,495     129,827      165,440
   Cost of sales related to net product revenues                      22,895       20,916      60,162       66,128
   Cost of sales - provision for excess and obsolete inventory          --           --          --         48,967
   Cost of sales related to cancellation revenues                       --          1,075        --          1,075
                                                                    ---------    ---------   ---------    ---------
         Total cost of sales                                          22,895       21,991      60,162      116,170
                                                                    ---------    ---------   ---------    ---------
         Gross profit                                                 22,904       36,504      69,665       49,270
                                                                    ---------    ---------   ---------    ---------
Operating expenses:
   Research and development (including non-cash compensation
      of $5,416 and $20,822 for the three and six months ended
      June 30, 2002, respectively, and $5,091 and $11,665 for the
      three and six months ended June 30, 2001, respectively.)        37,664       32,044      89,767       73,153
   Selling, general and administrative (including non-cash
      compensation of $602 and $1,425 for the three and six
      months ended June 30, 2002, respectively, and $566 and
      $1,761 for the three and six months ended June 30, 2001,
      respectively.)                                                  13,109       10,046      28,295       24,545
   Amortization of intangible assets                                   9,563       52,041      21,673      101,646
   Restructuring and other charges                                    15,750       44,752      15,750       44,752
   Impairment of goodwill and other acquired intangible assets       493,620         --       493,620         --
                                                                    ---------    --------    ---------    ---------
         Total operating expenses                                    569,706      138,883     649,105      244,096
                                                                    ---------    --------    ---------    ---------
Loss from continuing operations                                     (546,802)    (102,379)   (579,440)    (194,826)
Interest income, net                                                  (1,809)         (49)     (3,716)      (1,147)
Foreign exchange loss                                                   --           --            38          --
                                                                    ---------    --------    ---------    ---------
Loss from continuing operations before income taxes                 (544,993)    (102,330)   (575,762)    (193,679)
Provision (benefit) for income taxes                                    --           (343)        260       (3,391)
                                                                    ---------    ---------   ---------    ---------
Net loss from continuing operations                                 (544,993)    (101,987)   (576,022)    (190,288)
Discontinued Operations (Note 6)
      Net loss from operations of discontinued businesses (including net loss on the sale of the video compression business
      of  $3,887)                                                     (7,243)        (833)     (8,923)      (1,694)
                                                                    ---------    ---------   ---------    ---------
      Net Loss                                                     $(552,236)   $(102,820)  $(584,945)   $(191,982)
                                                                    =========    =========   =========    =========
Other comprehensive (income) loss:
     Unrealized gain on marketable securities                           (200)         --         (34)         --
     Foreign currency translation (gain) loss                         (1,352)        (25)       (855)        132
                                                                    ---------    ---------   ---------    ---------
      Comprehensive loss                                           $(550,684)   $(102,795)  $(584,056)   $(192,114)
                                                                    =========    =========   =========    =========
Basic and diluted loss per share:
      Net loss from continuing operations                             $(3.87)      $(1.41)     $(4.10)     $(2.65)
      Net loss from discontinued operations                            (0.05)       (0.01)      (0.06)      (0.02)
                                                                    --------     ---------   ---------    ---------
      Net Loss per share                                              $(3.92)      $(1.42)     $(4.16)     $(2.68)
                                                                    ========     =========   =========    =========
Weighted average shares of common stock outstanding
   used in computing basic and diluted loss per share                140,889       72,410      140,508       71,763
                                                                    ========     =========   =========    =========

   The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                                                                                      Six Months
                                                                                     Ended June 30,
                                                                                ------------------------
                                                                                      2002        2001
                                                                                ------------------------
Cash flow used in operating activities:
      Net loss                                                                     $(584,945)  $(191,982)
Adjustments to reconcile net loss to cash used in operating activities:
   Provision for bad debts                                                              --           458
   Provision for excess and obsolete inventory                                          --        48,967
   Restructuring and other charges                                                     9,916      44,239
   Tax benefits from employee stock option plans                                        --         1,546
   Deferred income taxes                                                                --        (6,386)
   Non-cash compensation expense                                                      22,247      13,426
   Depreciation and amortization                                                       9,230       8,401
   Amortization of intangible assets (including amortization of $1,261 related to
         discontinued operations)                                                     22,934     102,906
   Impairment of Goodwill and other acquired intangible assets                       493,620        --
   Net loss on sale of video compression business                                      3,887        --
  Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
     (Increase) decrease in accounts receivable                                       (9,895)     41,945
     (Increase) decrease in inventory                                                  8,256     (50,624)
     Increase in prepaids and other assets                                              (723)     (3,272)
     Increase (decrease) in accounts payable                                           9,104     (21,995)
     Decrease in accrued expenses and other liabilities                              (13,041)     (4,266)
                                                                                   ----------   ---------
      Net cash used in operating activities                                          (29,410)    (16,637)
                                                                                   ----------   ---------
Cash flow used in investing activities:
Purchases of property and equipment                                                   (4,577)     (7,269)
Purchase of facility                                                                 (34,825)       --
Cash paid for accrued acquisition related costs                                       (4,808)       --
Proceeds from sale of intangible asset                                                  --           404
Proceeds from sale/maturity of marketable securities                                 260,963       1,516
Purchases of marketable securities                                                  (227,371)    (13,816)
                                                                                   ----------   ---------
      Net cash used in investing activities                                          (10,618)    (19,165)
                                                                                   ----------   ---------
Cash flow provided by financing activities:
Proceeds from issuance of convertible subordinated notes, net of offering costs         --       126,425
Proceeds received from exercise of stock options and employee stock purchase
plan                                                                                   7,017       4,548
Proceeds from repayment of notes receivable                                             --           293
Repurchase of common stock                                                              (504)       --
Repayments of capital lease obligations                                               (2,670)     (2,065)
                                                                                   ----------   ---------
      Net cash provided by financing activities                                        3,843     129,201
                                                                                   ----------   ---------
Effect of exchange rates on cash and cash equivalents                                    594        (132)
                                                                                   ----------   ---------
Net increase (decrease) in cash and cash equivalents                                 (35,591)     93,267
Cash and cash equivalents at beginning of period                                     269,586      88,489
                                                                                   ----------   ---------
Cash and cash equivalents at end of period                                         $ 233,995    $181,756
                                                                                   ==========   =========

Supplemental non-cash disclosures - Refer to Note 10

The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  In thousands, except share and per share data

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

Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards, or SFAS, No. 128, entitled "Earnings per Share", which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

     As of June 30, 2002 and 2001, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 39.4 million and 23.9 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for all periods presented and were therefore excluded from the calculation.

Revenue Recognition

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured.

     Net revenues for the six months ended June 30, 2002 and 2001 include $3,500 and $15,391, respectively, of cancellation fees associated with the resolution of previous customer purchase commitments.

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

Concentration of Risk and Customer Information

     The Company's top ten customers accounted for $28,576 (62.4%) and $46,242 (79.1%) of the Company's net revenues during the three months ended June 30, 2002 and 2001, respectively. The Company's top ten customers accounted for $75,314 (58.0%) and $129,918 (78.5%) of the Company's net revenues during the six months ended June 30, 2002 and 2001, respectively.

     At June 30, 2002 and December 31, 2001, five of the Company's customers accounted for $18,209 (56.0%) and $16,537 (71.2%) of net accounts receivable, respectively.

Recent Accounting Pronouncements

     In July 2002, SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In August 2001, SFAS No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, entitled "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and has been applied to the Company's accounting for discontinued operations (See Note 6) and the intangible asset impairment charge (See Note 7).

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

     SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead be reviewed for impairment. The Company adopted the statement and ceased amortization of goodwill related to acquisitions, effective January 1, 2002. The adoption of SFAS No. 142 has resulted in a reduction to amortization expense in the three and six months ended June 30, 2002, as shown in the table below.

     During the second quarter of 2002, the Company performed an impairment test in accordance with the provisions of SFAS No. 142 and has recorded an intangible asset impairment charge of $493,620 (See Note 7). The following is a reconciliation of net income, and basic and diluted loss per share between the amounts reported by the Company in the three and six months ended June 30, 2001 and the twelve months ended December 31, 2001 and 2000 and the adjusted amounts reflecting this new accounting standard. No goodwill amortization was recorded during the twelve months ended December 31, 1999.


                                                              Three Months     Six Months         Twelve Months       Twelve Months
                                                                  Ended          Ended                Ended               Ended
                                                             June 30, 2001    June 30, 2001    December 31, 2001   December 31, 2000
                                                             -------------    -------------    -----------------   -----------------
Net loss:
   Reported loss before extraordinary item                     $  (102,820)   $  (191,982)        $  (377,521)      $  (196,538)
   Extraordinary item                                                    -              -                   -            43,439
                                                                -----------    -----------         -----------       -----------
   Reported net loss                                              (102,820)      (191,982)           (377,521)         (153,099)
   Goodwill amortization                                            42,883         85,767             171,477           123,347
                                                                -----------    -----------         -----------       -----------
   Adjusted net loss                                           $   (59,937)   $  (106,215)        $  (206,044)      $   (29,752)
                                                                ===========    ===========         ===========       ===========
Basic and diluted loss per share:
  Reported basic and diluted loss per share before
extraordinary item                                               $   (1.42)     $   (2.68)        $     (4.98)       $    (3.03)
  Extraordinary item                                                     -              -                   -              0.67
                                                                 -----------    -----------         -----------       -----------
  Reported basic and diluted net loss per share                  $   (1.42)     $   (2.68)        $     (4.98)       $    (2.36)
  Goodwill amortization                                               0.59           1.20                2.26              1.90
                                                                -----------    -----------         -----------       -----------
  Adjusted basic and diluted loss per share before
extraordinary item                                               $   (0.83)     $   (1.48)        $     (2.72)       $    (1.13)
                                                                 ===========    ===========         ===========       ==========
  Adjusted basic and diluted net loss per share                  $   (0.83)     $   (1.48)        $     (2,72)       $    (0.46)
                                                                 ===========    ===========         ===========       ==========

2.   Inventories, net

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at June 30, 2002 and December 31, 2001 consisted of the following:



                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------

Raw Materials                                      $   -            $ 1,959
Work in process                                    9,692              6,099
Finished Goods                                    82,357             97,083
Reserve for excess and obsolete inventories     (69,608)           (74,444)
                                                --------           --------
Inventories                                      $22,441            $30,697
                                                 =======            =======


The decrease in the Company's reserve for excess and obsolete inventories from December 31, 2001 is attributed to the sale of previously reserved inventory, net of the reclassification of a reserve for non-cancelable purchase commitments for inventory.

3.   Acquisitions

     On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5,000 in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of the shares of common stock issued to the principals of Ficon were subject to forfeiture if their employment ceased with the Company. The estimated fair value of those shares, of $28,800, was recorded to deferred stock compensation as a result of the guidance in EITF 95-8, entitled "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and was being amortized over the three year vesting period on a straight line basis. As of March 31, 2002, 710,000 shares had been issued as a result of continued employment and 999,999 shares had been issued as a result of the completion of development milestones. On March 31, 2002 the Company agreed to accelerate vesting of the remaining 250,000 unvested shares and as a result the Company recorded a non-cash charge during the first quarter of 2002 of approximately $8,000, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration. No incremental charge was recorded as the fair market value of the Company's stock on March 31, 2002 was below the fair market value on the date the deferred stock compensation was recorded.

4.   Income Taxes

     The Company recorded a current provision for income taxes of $0 and $260 for the three and six months ended June 30, 2002. The provision reflects an effective tax rate of 0.0% for the three and six months ended June 30, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from the Company's prior acquisitions and changes in the valuation allowance. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. As of June 30, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance.

     The Company recorded a benefit for income taxes of $343 and $3,391 for the three and six months ended June 30, 2001. For the three months ended June 30, 2001, this benefit is comprised of a deferred expense of $4,335, net of a current benefit of $4,678. For the six months ended June 30, 2001, this benefit is comprised of a deferred benefit of $6,421, net of a current provision of $3,030. The benefit reflects an effective tax rate of 0.3% and 1.7% for the three and six months ended June 30, 2001. The differences between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance. The benefit for income taxes excludes current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $1,546 during the six months ended June 30, 2001.

5.   Restructuring and Reorganization Liabilities

     In connection with the merger with Virata Corporation ("Virata"), the Company began to formulate a reorganization and restructuring plan (the "Reorganization Plan"), which consisted primarily of eliminating redundant positions and consolidating its worldwide facilities. The Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141 and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions. The assets and liabilities recorded in connection with the purchase price allocations for Virata are based on preliminary estimates of fair values. Actual adjustments will be based on the ultimate costs incurred in connection with the Reorganization Plan.

     The estimated costs related to the Reorganization Plan, which consists of Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions, is as follows:

                                   December 31, 2001               June 30, 2002
                                    Reorganization      2002      Reorganization
                                      Liability       Payments      Liability
                                   ---------------------------------------------

Workforce related                     $14,524        ($3,528)        $10,996
Facilities charges                     16,318           (814)         15,504
Other charges                             900           (466)            434
                                   ----------        --------        -------

Total                                 $31,742        ($4,808)        $26,934
                                   ==========        ========        =======

     As a result of the Reorganization Plan, approximately 200 employees of Virata will either relocate or be part of an involuntary work force reduction. The Reorganization Plan relates primarily to employees located in the United States and consists of relocating key research and development and other key employees to existing facilities and eliminating redundant functions. The affected employees will relocate or cease employment with the Company within one year. The workforce related charge of $14,524 was based upon estimates of the relocation costs or the severance and fringe benefits for the effected employees. All of the payments related to the workforce reduction are expected to be made within one year.

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

     During the second quarter of 2001, the Company realigned its operating cost structure, which resulted in restructuring and other charges of $44,752 (the "2001 Restructuring Plan"). These charges primarily consisted of costs related to facilities consolidation and the related impact on outstanding real estate leases and workforce reductions.

     The workforce reductions resulted in the involuntary reduction of approximately 100 employees or approximately 12% of the Company's overall workforce and included employees across all disciplines and geographic regions. Substantially all of the affected employees ceased employment with the Company prior to June 30, 2001. The workforce reduction charge, of $3,672, was based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction have been made as of June 30, 2002.

     As a result of the reduction in the Company's workforce, it consolidated its use of facilities, which had been leased in anticipation of continued short-term growth, and is actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which we are pursuing subleases, the Company has estimated its losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36,750. These non-cancelable lease commitments range from eighteen months to ten years in length.

     The remaining $4,330 consisted primarily of the write-off of certain investments which the Company deemed to have no future value.

     The table below presents the liabilities associated with the 2001 Restructuring Plan as of December 31, 2001 and June 30, 2002, including payments and adjustments made during the six months ended June 30, 2002, and additional restructuring charges recorded during the six months ended June 30, 2002 (the "Second Quarter 2002 Restructuring Plan"):


                     December 31, 2001                               Second Quarter    June 30, 2002
                       Restructuring                      Cash     2002 Restructuring  Restructuring
                        Liability      Reclassification Payments         Charge          Liability
                     ----------------- ---------------- --------   ------------------  -------------

Workforce reduction         $ 1,827         $   --      $(3,217)         $ 1,950         $   560
Facilities consolidation     32,231         (7,044)      (2,617)          13,800          36,370
Other charges                   774             --           --               --             774
                            -------         -------      -------         -------         -------

Total                       $34,832        $(7,044)     $(5,834)         $15,750         $37,704
                           =======         =======       =======         =======         =======

     During the first quarter of 2002, the Company reversed a portion of a previously recorded facilities charge in the amount of approximately $1,500. Additionally, the Company recorded $1,500 related to a facility closure which was communicated during the quarter.

     As a result of the Reorganization Plan, the Company recorded an additional restructuring charge of $15,750 during the second quarter of 2002. These charges primarily consisted of costs related to a facility closure and the related impact on outstanding real estate leases and, to a lesser extent, workforce reductions.

     In July 2002, as a result of the Company's continued implementation of the Reorganization Plan and efforts to realign its operating cost structure, the Company announced additional involuntary workforce reductions. (See Note 11)

6.   Discontinued Operations

     During the second quarter of 2002, management of the Company committed to a plan to dispose of its video compression, voice algorithm and EmWeb businesses (the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As prescribed by SFAS No. 144, the results of the Discontinued Businesses, including the loss on sale of the video compression business, have been presented separately in the Company's Statements of Operations and the assets and liabilities of the Discontinued Businesses have been presented separately on the Company's Balance Sheets, for all periods presented.

     The results of discontinued operations, for the periods presented, are as follows:

                             Three Months          Three Months             Six Months            Six Months
                                Ended                 Ended                   Ended                  Ended
                             June 30, 2002         June 30, 2001          June 30, 2002          June 30, 2001
                             -------------         -------------          -------------          -------------

Net loss from operations of
businesses
discontinued/held for sale:

Video Compression                $ (2,366)               $ (833)              $ (3,168)              $ (1,694)
EmWeb                                (443)                   -                    (871)                    -
Voice Algorithm                      (547)                   -                    (997)                    -
                             -------------         -------------          -------------          -------------

Net loss from operations
businesses
discontinued/held for
sale                               (3,356)                 (833)                (5,036)                (1,694)

Net Loss on sale of Video
Compression business               (3,887)                   -                  (3,887)                    -
                             -------------         -------------          -------------          -------------

Net loss from
discontinued
operations                       $ (7,243)               $ (833)              $ (8,923)              $ (1,694)
                             =============         =============          =============          =============


     Revenues related to the Discontinued Businesses, for the periods presented, are as follows:

                             Three Months          Three Months            Six Months             Six Months
                                Ended                 Ended                  Ended                  Ended
                             June 30, 2002         June 30, 2001          June 30, 2002          June 30, 2001
                             -------------         -------------          -------------          -------------

Revenues:

Video Compression                   $2,033                $1,793                 $4,002                 $3,061
EmWeb                                  165                    -                     443                     -
Voice Algorithm                        144                    -                     520                     -
                             -------------         -------------          -------------          -------------
Total Revenues                      $2,342                $1,793                 $4,965                 $3,061
                             =============         =============          =============          =============


     On June 25, 2002, the Company completed the sale of its video compression business to Conexant Systems, Inc. ("Conexant") for $21,000 in notes receivable and 1.25 million shares of Conexant common stock, valued for purposes of the sale transaction at $12 per share. If Conexant's common stock does not reach such minimum stock price by September 30, 2003, then Conexant is required to pay the Company the difference in cash. Additional contingent cash payments may be made by Conexant to the Company based upon the future performance of the video compression business. As of June 30, 2002, the Company has a $21,000 note receivable from Conexant and a $15,000 equity investment in Conexant, which has been included in other current assets on the Company's Balance Sheet. The note receivable has been collected by the Company subsequent to June 30, 2002.

     Pursuant to SFAS No. 142, $32,100 of goodwill was allocated to the video compression business and included in the loss on sale of $3,887. The allocation of goodwill was based on the relative fair values of the video compression business and the Company.

7.   Intangible Asset Impairment Charge

     As a result of the sale of its video compression business and due to the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline in valuation of technology company stocks, including the valuation of the Company's stock, the Company performed an assessment of the carrying value of the Company's long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS No. 144 and SFAS No.
142. As a result, the Company recorded a charge of $493,620 to reduce goodwill and other intangible assets during the three months ended June 30, 2002, based upon the amount by which the carrying amount of these assets exceeded their fair value. Of the total charge, $458,300 relates to goodwill and $35,320 relates to other identifiable intangible assets. The charge is included within the caption "Impairment of goodwill and other acquired intangible assets" on the Company's Statements of Operations. Fair value was determined based on market value, including a review of the discounted future cash flows.

8.   Treasury Stock

     On June 19, 2002, the Company's Board of Directors authorized the repurchase of up to $100 million of its common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company, based on its evaluation of market conditions, applicable legal requirements and other factors. The stock repurchase program is expected to be funded using the Company's available working capital. As of June 30, 2002, the Company repurchased 1.9 million shares at an average price per share of $3.53, or $6,716. As of August 9, 2002, the Company repurchased 9.5 million shares at an average price per share of $3.36 or $31,922.

     The Company records its repurchases of stock based on the trade date and has funded $504 through June 30, 2002. The remaining $6,213 recorded in treasury stock as of June 30, 2002 was paid by the Company in July of 2002.

9.   Stockholder's Rights Agreement

     The Company adopted a Stockholder Rights Plan on July 2, 2002 and declared a nontaxable dividend of one "right" on each outstanding share of the Company's common stock to stockholders of record as of July 15, 2002. The rights plan is designed to enable stockholders to receive fair and equal treatment in any proposed takeover of the Company and to safeguard against two-tiered tender offers, open market accumulations and other abusive tactics to gain control of the Company. The rights plan was not adopted in response to any effort to acquire control of the Company. Generally, should any person or entity become the beneficial owner of 15% or more of the Company's outstanding common stock (with the exception of those persons who hold 15% or more of the Company's common stock, or securities convertible into 15% or more of the Company's common stock, on July 15, 2002), each right (other than those held by that new 15% stockholder) would be exercisable to purchase that number of shares of the Company's common stock having at that time a market value equal to two times the then current exercise price (initially $35.00). These provisions, among others, are intended to encourage any potential acquirer of 15% or more of the Company's outstanding common stock to negotiate with the Company's Board of Directors. Until the rights become exercisable, they will trade as a unit with the Company's common stock and are redeemable at a price of $.001 per right at the Board of Directors' discretion. The Board of Directors may amend the terms of the rights at any time without the consent of the holders, with certain exceptions. Unless otherwise extended by the Board of Directors or previously triggered, the rights will expire on July 5, 2012.

10.  Supplemental non-cash disclosures

     During the six months ended June 30, 2002, the Company sold the assets and liabilities of its video compression business, the loss on sale of $3,887 was determined as follows:

Purchase price:
   Note receivable from Conexant.                                        $21,000
   Conexant common stock and minimum price guarantee                      15,000
                                                                        --------
Total purchase price                                                    $36,000

   Net book value of assets and liabilities sold                         (5,537)
   Allocation of goodwill to Video                                      (32,100)
   Accrued transaction costs                                             (2,250)
                                                                        --------


Net loss on sale                                                        ($3,887)
                                                                        ========
11.  Subsequent Event

     In July 2002, as a result of the Company's continued implementation of the Reorganization Plan and efforts to realign its operating cost structure, the Company announced additional involuntary workforce reductions. The initiative consists of the involuntary reductions of approximately 200 employees or approximately 20% of the Company's worldwide workforce. The involuntary workforce reduction included employees across all disciplines and geographic regions. The Company expects to record a restructuring charge in the second half of 2002 in the range of $5,000 to $10,000. The Reorganization Plan is expected to be fully implemented by the end of the Company's fourth quarter ending December 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobespanVirata's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general slowdown in spending in the telecommunications industry, customer implementation plans, risks of price competition among DSL chip set suppliers, risks of customer loss or decreases in purchases by significant customers, risks of dependence upon third-party suppliers, risks of integrating acquisitions (including the Virata merger), risks due to rapid changes in the market for DSL chip sets, market acceptance of new products, ability of leading equipment manufacturers to incorporate our products into their own, ability of telecommunications service providers to market and sell DSL services, uncertainties concerning the impact of competitive products, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees, risk of operating in international markets and general market, economic, regulatory and business conditions and other risk factors described herein or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobespanVirata as of the date hereof and GlobespanVirata assumes no obligation to update any such forward-looking statements.

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

     The following table presents our unaudited results as a percentage of net revenues for the three months and six months ended June 30, 2002 and 2001. Our results of operations are reported as a single business segment.

                                         For the Three Months For the Six Months
                                             Ended June 30      Ended June 30

                                             2002     2001     2002      2001
                                         ------------------  -------------------

Net product revenues                        100.0%    73.7%    97.3%    90.7%
Cancellation revenues                          -      26.3%     2.7%     9.3%
                                            -----     -----    -----    -----
     Total net revenues                     100.0%   100.0%   100.0%   100.0%

Cost of sales related to net product
  revenues                                   50.0%    35.8%    46.3%    40.0%
Cost of sales related to
  cancellation revenues                        -       1.8%      -       0.6%
Cost of sales - provision for excess
  and obsolete inventories                     -        -        -      29.6%
                                            -----     -----    -----    -----
 Gross profit                                50.0%    62.4%    53.7%    29.8%
                                            -----     -----    -----    -----
Operating expenses:
Research and development, including
  non-cash compensation of 11.8% and
  16.0% for the three and six months
  ended June 2002, respectively, and 8.7%
  and 7.0% for the three and six months
  ended June 30, 2001, respectively          82.2%    54.8%    69.1%    44.2%
Selling, general and administrative,
  including non-cash compensation of 1.3%
  and 1.1%, for the three  months and six
  months ended June 30, 2002, respectively,
  and 1.0% and 1.1% for the three and six
  months ended June 30, 2001, respectively   28.6%    17.1%    21.9%    14.8%
Restructuring and other charges              34.4%    76.5%    12.1%    27.1%
Amortization of intangible assets            20.9%    89.0%    16.7%    61.4%
Impairment of goodwill and other
  acquired intangible assets              1,077.8%      -     380.2%      -
                                          --------   ------   ------   ------
     Total operating expenses             1,243.9%   237.4%   500.0%   147.5%
                                          --------   ------   ------   ------
Loss from continuing operations          (1,193.9%) (175.0%) (446.3%) (117.7%)
Interest income, net                         (3.9%)   (0.1%)   (2.9%)   (0.7%)
Foreign exchange loss                          -        -        -         -
                                         ---------  -------  -------  -------
Loss from continuing operations
  before provision (benefit) for
  income taxes                           (1,190.0%) (174.9%) (443.4%) (117.0%)
Provision (benefit) for income taxes           -      (0.6%)    0.2%    (2.0%)
                                         ---------  -------  -------  -------
Loss from continuing operations          (1,190.0%) (174.3%) (443.6%) (115.0%)
                                         =========  =======  =======  =======

Results of Operations for the three months ended June 30, 2002 and 2001

     Net Revenues. Our net product revenues increased by 6.3% to $45.8 million in the three months ended June 30, 2002 from $43.1 million in the three months ended June 30, 2001. Net revenues decreased 21.7% to $45.8 million in the three months ended June 30, 2002 from $58.5 million in the three months ended June 30, 2001, primarily as a result of the $15.4 million of cancellation revenues in the previous years' quarter.

     Cost of Sales and Gross Profit. Our gross profit decreased 37.3% to $22.9 million in the three months ended June 30 2002, from $36.5 million for the three months ended June 30, 2001. Our gross profit percentage was 50.0% and 62.4% in the three months ended June 30, 2002 and 2001, respectively. The decrease in gross profit in the second quarter of 2002 as compared to the second quarter of 2001, is primarily related to the impact of the cancellation revenues recorded during the second quarter of 2001. Gross profit as a percentage of net product revenues decreased to 50.0% in the three months ended June 30, 2002 from 51.5% in the three months ended June 30, 2001. This decrease reflects higher average units costs for products sold from inventory and lower average selling prices, offset by the sale of inventory which was previously reserved during the three months ended June 30, 2002. Excluding $6.5 million of revenue from the sale of products previously reserved, our gross profit percentage related to net product revenues was 41.6% for the three months ended June 30, 2002. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and customer mix.

     Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses increased 17.5% to $37.7 million in the three months ended June 30, 2002 from $32.0 million in the three months ended June 30, 2001. The increase in dollars is primarily attributable to our merger with Virata. Research and development expenditures for the three months ended June 30, 2002 and 2001 includes $5.4 million and $5.1 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures increased 19.6%. Research and development expenses represented 82.2% (70.4 % excluding non-cash compensation) and 54.8% (46.1 % excluding non-cash compensation) of total net revenues for the three months ended June 30, 2002 and 2001, respectively. The increase in research and development expense as a percentage of total net revenues was due to the lower net revenues in the second quarter of 2002. We expect our research and development expenses will decrease from the second quarter of 2002 as a result of the effects of our reorganization and restructuring plan.

     Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense increased 30.5% to $13.1 million in the three months ended June 30, 2002 from $10.0 million in the three months ended June 30, 2001. The increase in dollars is primarily attributable to our merger with Virata. Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 includes $0.6 million and $0.6 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 31.9%. Selling, general and administrative expense represented 28.6% (27.3% excluding non-cash compensation) and 17.1% (16.2% excluding non-cash compensation) of total net revenues for the three months ended June 30, 2002 and 2001, respectively. The increase in the percentage of selling, general and administrative expense as a percentage of total net revenues was due to the lower net revenues in the second quarter of 2002. We expect our selling, general and administrative expenses will decrease from the second quarter of 2002 as a result of the effects of our reorganization and restructuring plan.

     Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets that are being amortized on a straight-line basis over their estimated useful lives. The decrease in dollar amount and percentage of amortization expense is the result of the implementation of SFAS 142, entitled "Goodwill and Other Intangible Assets". Pursuant to SFAS 142, goodwill is no longer subject to amortization.

     Restructuring and other charges. During the second quarter of 2002, we recorded restructuring and other charges of $15.8 million. These charges primarily consisted of costs related to a facility closure and the related impact on outstanding real estate leases and to a lesser extent workforce reductions. During the second quarter of 2001, we realigned our operating cost structure, which resulted in restructuring and other charges of $44.8 million. These charges primarily consisted of costs related to facilities consolidation and the related impact on outstanding real estate leases and workforce reductions. In July 2002, we announced additional involuntary workforce reductions as part of our overall reorganization plan and our continued efforts to realign our operating cost structure resulting from the merger with Virata Corporation. We expect to record a restructuring charge in the second half of 2002 in the range of $5.0 million to $10.0 million.

     Impairment of goodwill and other acquired intangible assets. As a result of the sale of our video compression business and due to the significant negative industry and economic trends affecting both our current operations and expected future sales as well as the general decline in the valuations of technology company stocks, including our own stock, we performed an assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS No. 144 and SFAS No. 142. As a result, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets during the three months ended June 30, 2002, based upon the amount by which the carrying amount of these assets exceeded their fair value. Of the total charge, $458.3 million relates to goodwill and $35.3 million relates to other identifiable intangible assets. The charge is included within the caption "Impairment of goodwill and other acquired intangible assets" on our Statements of Operations. Fair value was determined based on discounted future cash flows.

     Interest Income, net. Interest income for the three months ended June 30 2002 was $3.9 million, offset by interest expense of $2.1 million, resulting in net interest income of $1.8 million. Net interest income for the three months ended June 30, 2001 was $0.1 million, consisting of interest income of $1.7 million, offset by interest expense of $1.6 million. The increase in net interest income is attributable to the cash and investments acquired as a result of our merger with Virata.

     Provision (Benefit) for Income Taxes. No provision or benefit for income taxes was recorded during the three months ended June 30, 2002. The income tax benefit of $0.3 million recorded during the second quarter of 2001, represents a benefit of 0.0%. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance.

     Discontinued Operations. During the second quarter of 2002, we committed to a plan to dispose of our video compression, voice algorithm and EmWeb businesses (the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As prescribed by SFAS No. 144, the results of the Discontinued Businesses, including the loss on sale of the video compression business, have been presented separately in our Statements of Operations and the assets and liabilities of the Discontinued Businesses have been presented separately on our Balance Sheets, for all periods presented.

     The results of discontinued operations, for the periods presented, are as follows:


                    Three Months    Three Months    Six Months      Six Months
                       Ended            Ended          Ended           Ended
                    June 30, 2002   June 30, 2001   June 30, 2002  June 30, 2001
                    -------------   --------------  -------------  -------------

Net loss from
operations of
businesses
discontinued/held
for sale:

Video Compression         ($2,366)         ($833)      ($3,168)       ($1,694)
EmWeb                        (443)             -          (871)             -
Voice Algorithm              (547)             -          (997)             -
                     ------------- --------------  ------------   -----------

Net loss from
operations of
businesses
discontinued/held
for sale                  ($3,356)         ($833)      ($5,036)       ($1,694)


Net Loss on sale
of Video Compression
business                   (3,887)              -       (3,887)             -
                       ------------- ------------  ------------   -----------

Net loss from
discontinued
operations                ($7,243)         ($833)      ($8,923)       ($1,694)
                       ============= ============  ============   ===========

Revenues related to the Discontinued Businesses, for the periods presented, are as follows:


                    Three Months   Three Months     Six Months     Six Months
                       Ended          Ended           Ended          Ended
                    June 30, 2002  June 30, 2002   June 30, 2002  June 30, 2001
                    -------------  -------------   -------------  -------------
Revenues:

Video Compression          $2,033         $1,793          $4,002         $3,061
EmWeb                         165              -             443              -
Voice Algorithm               144              -             520              -
                    -------------  -------------   -------------  -------------
Total Revenues             $2,342         $1,793          $4,965         $3,061
                    =============  =============   =============  =============

     On June 25, 2002, we completed the sale of our video compression business to Conexant Systems, Inc. ("Conexant") for $21.0 million in notes receivable and
1.25 million shares of Conexant common stock, valued for purposes of the sale transaction at $12 per share. If Conexant's common stock does not reach such minimum stock price by September 30, 2003, then Conexant is required to pay us the difference in cash. Additional contingent cash payments may be made by Conexant to us based upon the future performance of the video compression business. As of June 30, 2002, we have a $21.0 million note receivable from Conexant and a $15.0 million equity investment in Conexant, which has been included in other current assets on our Balance Sheet. The note receivable was collected by us subsequent to June 30, 2002.

     Pursuant to SFAS No. 142, $32.1 million of goodwill was allocated to the video compression business and included in the loss on sale of $3.9 million. The allocation of goodwill was based on the relative fair values of the video compression business and our company.

Results of Operations for the six months ended June 30, 2002 and 2001

     Net Revenues. Our net product revenues decreased 15.8% to $126.3 million in the six months ended June 30, 2002 from $150.0 million in the six months ended June 30, 2001. Net revenues decreased 21.5% to $129.8 million in the six months ended June 30, 2002 from $165.4 million in the six months ended June 30, 2001, primarily as a result of the $15.4 million of cancellation revenues in the previous year and lower product revenues in the six months ended June 30, 2002.

     Cost of Sales and Gross Profit. Our gross profit increased 41.4% to $69.7 million in the six months ended June 30, 2002 from $49.3 million in the six months ended June 30 2001. Our gross profit percentage was 53.7% and 29.8% in the six months ended June 30, 2002 and 2001, respectively. The increase in gross profit from the six months ended June 30, 2001 is primarily related to the impact of the provision for excess and obsolete inventory recorded during the six months ended June 30, 2001, offset by cancellation revenues recorded. Gross profit as a percentage of net product revenues, excluding the provision for excess and obsolete inventory, decreased to 52.4% in the six months ended June 30, 2002 from 55.9% in the six months ended June 30, 2001. This decrease reflects higher average units costs for products sold from inventory and lower average selling prices, offset by the sale of inventory that was previously reserved during the six months ended June 30, 2002. Excluding $8.1 million of revenue from the sale of product previously reserved, our gross profit percentage related to net product revenues was 49.1% for the six months ended June 30, 2002. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and customer mix.

     Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses increased 22.7% to $89.8 million in the six months ended June 30, 2002 from $73.2 million in the six months ended June 30, 2001. The increase in dollars is primarily attributable to the $8.0 million non-cash charge described below and our merger with Virata. Research and development expenditures for the six months ended June 30, 2002 and 2001 includes $20.8 million and $11.7 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. The increase in non-cash compensation resulted from an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technologies, which resulted in a non-cash charge during the first quarter of 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time we agreed to the acceleration. Excluding the non-cash compensation, research and development expenditures increased 12.1%. Research and development expenses represented 69.1% (53.1 % excluding non-cash compensation) and 44.2% (37.2 % excluding non-cash compensation) of total net revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in research and development expense as a percentage of total net revenues was due to the $8.0 million non-cash charge described above and lower net revenues in the six months ended June 30, 2002.

     Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense increased 15.3% to $28.3 in the six months ended June 30, 2002 from $24.6 million for the six months ended June 30, 2001. The increase in dollars is primarily attributable to our merger with Virata. Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 includes $1.4 million and $1.8 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 17.9%. Selling, general and administrative expense represented 21.9% (20.7% excluding non-cash compensation) and 14.8% (13.7% excluding non-cash compensation) of total net revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in the percentage of selling, general and administrative expense as a percentage of total net revenues was due to the lower net revenues in the six months ended June 30, 2002. We expect our selling, general and administrative expenses will decrease as a result of the effects of our reorganization and restructuring plan.

     Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets that are being amortized on a straight-line basis over their estimated useful lives. The decrease in dollar amount and percentage of amortization expense is the result of the implementation of SFAS 142, entitled "Goodwill and Other Intangible Assets". Pursuant to SFAS 142, goodwill is no longer subject to amortization.

     Restructuring and other charges. During the second quarter of 2002, we recorded restructuring and other charges of $15.8 million. These charges primarily consisted of costs related to a facility closure and the related impact on outstanding real estate leases and to a lesser extent workforce reductions. During the second quarter of 2001, we realigned our operating cost structure, which resulted in restructuring and other charges of $44.8 million. These charges primarily consisted of costs related to facilities consolidation and the related impact on outstanding real estate leases and workforce reductions. In July 2002, we announced additional involuntary workforce reductions as part of our continued efforts to realign our operating cost structure resulting from the merger with Virata Corporation. We expect to record a restructuring charge in the second half of 2002 in the range of $5.0 million to $10.0 million.

     Impairment of goodwill and other acquired intangible assets. As a result of the sale of the video compression business and due to the significant negative industry and economic trends affecting both our current operations and expected future sales as well as the general decline in valuation of technology company stocks, including our own, we performed an assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS No. 144 and SFAS No.
142. As a result, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets during the three months ended June 30, 2002, based upon the amount by which the carrying amount of these assets exceeded their fair value. Of the total charge, $458.3 million relates to goodwill and $35.3 million relates to other identifiable intangible assets. The charge is included within the caption "Impairment of goodwill and other acquired intangible assets" on our Statements of Operations. Fair value was determined based on discounted future cash flows.

     Interest Income, net. Interest income for the six months ended June 30 2002 was $7.8 million, offset by interest expense of $4.1 million, resulting in net interest income of $3.7 million. Net interest income for the six months ended June 30, 2001 was $1.1 million, consisting of interest income of $3.0 million, offset by interest expense of $1.9 million. The increase in net interest income is attributable to the cash and investments acquired as a result of our merger with Virata.

     Provision (Benefit) for Income Taxes. The income tax provision of $0.3 million recognized during the six months ended June 30, 2002, represents a provision of 0.0% of the loss from continuing operations before provision for income taxes. The effective rate is effected by permanent differences, which resulted from our prior acquisitions, and changes in the valuation allowance. The income tax benefit of $3.4 million recorded during the six months ended June 30, 2001, represents a benefit of 2.0%. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance.

     Discontinued Operations. During the second quarter of 2002, we committed to a plan to dispose of the Discontinued Businesses. The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As prescribed by SFAS No. 144, the results of the Discontinued Businesses, including the loss on sale of our video compression business, have been presented separately in our Statements of Operations. Our discontinued operations were $8.9 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. The loss on sale of our video compression business was $3.9 million.

Liquidity and Capital Resources

     Total assets at June 30, 2002 were $864.4 million, a decrease of $586.6 million, or 40.4% from December 31, 2001 total assets of $1,451.0 million. The decrease from December 31, 2001 is primarily a result of the loss incurred for the six months ended June 30, 2002, including the impairment of goodwill and other intangible assets of $493.6 million.

     As of June 30, 2002, we had $610.3 million in cash and cash equivalents and investments, including investments with original maturity dates in excess of 12 months, and working capital of $406.5 million. At December 31, 2001, we had $679.5 million in cash and cash equivalents and investments, including investments with original maturity dates in excess of 12 months, and working capital of $518.0 million.

     Net cash used in operating activities was $29.4 million in the six months ended June 30, 2002, compared to net cash used in operating activities of $16.6 million in the six months ended June 30, 2001. The increase was primarily due to an increase in our loss from operations during the six months ended June 30, 2002.

     Net cash used in investing activities was $10.6 million during the six months ended June 30, 2002. The net cash used was related to purchases of property and equipment of $39.4 million, which included $34.8 million related to the purchase of the Old Bridge, New Jersey facility, payments of $4.8 million related to our merger with Virata, net of proceeds from marketable securities of $33.6 million. Net cash used in investing activities during the six months ended June 30, 2001 was $19.2 million, consisting primarily of net cash used in purchasing marketable securities and property and equipment.

     Cash flows provided by financing activities were $3.8 million and $129.2 million during the six months ended June 30, 2002 and 2001, respectively. The significant decrease from the six months ended June 30, 2002 relates to the impact of the proceeds from issuance of convertible subordinated notes, net of offering costs. The impact of our treasury stock program through June 30, 2002 was approximately $0.5 million. This amount has been reflected as an outflow of cash in the six months ended June 30, 2002. In aggregate, we have repurchased
9.5 million shares or $31.9 million through August 9, 2002.

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


Recent Accounting Pronouncements

     In July 2002, SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In August 2001, SFAS No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, entitled "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and has been applied to our accounting for discontinued operations (See Note 6) and the intangible asset impairment charge (See Note 7).

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

     SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead be reviewed for impairment. We have adopted the statement and ceased amortization of goodwill related to acquisitions, effective January 1, 2002. The adoption of SFAS No. 142 has resulted in a reduction to amortization expense in the three and six months ended June 30, 2002 of approximately $50.0 million and $100.0 million.

     During the second quarter of 2002, we performed an impairment test in accordance with the provisions of SFAS 142 and have recorded an intangible asset impairment charge of $493.6 million (See Note 7). The following is a reconciliation of net income, and basic and diluted loss per share between the amounts reported by us in the three months ended March 31, 2002 and the adjusted amounts reflecting this new accounting standard.

                                          Three Months           Six Months
                                             Ended                  Ended
                                          -------------       -----------------
                                          June 30, 2001         June 30, 2001
                                          -------------       -----------------

Net loss:

  Reported net loss                         $(102,820)             $(191,982)
  Goodwill amortization                        42,883                 85,767
                                             ----------             ----------

  Adjusted net loss                         $ (59,937)             $(106,215)
                                             ==========             ==========

Basic and diluted loss per share:

  Reported basic and diluted loss per share    $(1.42)                $(2.68)

  Goodwill amortization                          0.59                   1.20
                                             ---------              ---------

  Adjusted basic and diluted loss per share    $(0.83)                $(1.48)
                                             =========              =========

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2002, substantially all of our short-term investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 12, 2002, GlobespanVirata held its Annual Meeting of Stockholders. At that meeting, the stockholders approved (i) the election of all eight (8) members of the board of directors and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent public accountants for the fiscal year ending December 31, 2002. At the date of record, April 25, 2002, there were 140,955,122 shares outstanding and entitled to vote at the meeting. The vote on such matters was as follows:

1. Election of Directors:

                            Total Vote for      Total Vote Withheld Each Nominee
                                                      From Each Nominee

Armando Geday               110,577,901                 17,300,553
Charles Cotton              124,444,922                  3,433,532
Gary Bloom                  127,067,113                    811,341
James Coulter               126,365,090                  1,513,364
Dipanjan Deb                127,046,027                    832,425
Hermann Hauser              127,067,113                    811,341
John Marren                 126,351,087                  1,527,367
Giuseppe Zocco              127,067,113                    811,341

2. Appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants:

         For                                119,850,491

         Against                              6,109,930

         Abstaining                             548,032

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Number                Description
------                -----------

99.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                              GLOBESPANVIRATA, INC.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GLOBESPANVIRATA, INC.



Date: August 14, 2002           By:  /s/ Robert McMullan
                                   ------------------------
                                   Robert McMullan
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)