Form 10-Q
period 2002-09-30
GLOBESPANVIRATA INC
filed 2002-11-12
CIK 1081197

================================================================================

                                   Form 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                    For the quarter ended September 29, 2002


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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___.

The number of shares outstanding of the Registrant's Common Stock as of October 30, 2002 was 130,548,823.

================================================================================

                             GlobespanVirata, Inc.

                                     INDEX

                                                                        Page No.
                                                                        -------

Part I.  Financial Information


     Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of September 29, 2002

           and December 31, 2001...............................................2

        Condensed Consolidated Statements of Operations for the Three

           and Nine Months Ended September 29, 2002 and September 30, 2001.....3

        Condensed Consolidated Statements of Cash Flows for the Nine Months

           Ended September 29, 2002 and September 30, 2001.....................4

        Notes to Condensed Consolidated Financial Statements...................5

     Item 2.  Management's Discussion and Analysis of Consolidated

                Financial Condition and Results of Operations.................13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......22

     Item 4.  Controls and Procedures.........................................22


Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K.................................23

PART I.         FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

                              GlobespanVirata, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                September 29,        December 31,
                                                                    2002                 2001
                                                                -------------        ------------

ASSETS
Current Assets:
      Cash and cash equivalents                                   $  184,367           $  269,586
      Investments - marketable securities                            174,161              297,575
      Accounts receivable, less allowance for doubtful
            accounts of $1,979 and $5,761, respectively               29,795               22,582
      Inventories, net                                                24,102               30,697
      Deferred income taxes                                           21,766               49,532
      Assets related to businesses held for sale                           -                2,295
      Prepaid expenses and other current assets                       25,221                8,524
                                                                  ----------           ----------
        Total current assets                                         459,412              680,791

Property and equipment, net                                           25,734               32,894
Facility held for sale                                                24,987                    -
Intangible assets, net                                                48,306              611,960

Investments - marketable securities                                  195,647              112,315
Other assets                                                          12,045               10,970
                                                                  ----------           ----------
        Total assets                                              $  766,131           $1,448,930
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                          $   27,317           $   30,666
        Restructuring and reorganization liabilities                  52,642               66,015
        Accrued expenses and other liabilities                        29,441               38,443
        Payroll and benefit related liabilities                       17,140               20,941
        Liabilities related to businesses held for sale                    -                1,414
        Current portion of capital lease obligations                   1,629                3,209
                                                                  ----------           ----------
           Total current liabilities                                 128,169              160,688
Other long-term liabilities                                            2,846                3,144
Convertible subordinated note                                        130,000              130,000
Deferred income taxes                                                 21,766               49,532
Capital lease obligations, less current portion                           19                1,656
                                                                  ----------           ----------
           Total liabilities                                         282,800              345,020
                                                                  ----------           ----------
Stockholders' equity
      Preferred stock                                                      -                    -
      Common stock                                                       142                  140
      Treasury stock                                                (39,711)                    -
      Stock purchase warrants                                              1                    1
      Notes receivable from stock sales                              (5,177)              (5,037)
      Additional paid in capital                                   1,708,879            1,713,904
      Deferred stock compensation                                   (23,043)             (61,227)
      Accumulated deficit                                        (1,160,133)            (543,972)
      Accumulated other comprehensive income                           2,373                  101
                                                                 -----------           ----------
           Total stockholders' equity                                483,331            1,103,910
                                                                 -----------           ----------
           Total liabilities and stockholders' equity            $   766,131           $1,448,930
                                                                 ===========           ==========

    The accompanying notes are an integral part of these financial statements


                             GlobespanVirata, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                              For The Three Months Ended        For The Nine Months Ended
                                                            September 29,    September 30,    September 29,   September 30,
                                                                2002            2001              2002            2001
                                                            -------------    -------------    -------------   -------------
Net product revenues                                        $     47,391     $     44,560     $    174,238    $    194,609
Cancellation revenues                                                 -                -             3,500          15,391
                                                            ------------     ------------     ------------    ------------
Net Revenues                                                      47,391           44,560          177,738         210,000
 Cost of sales                                                    25,638           19,495           85,800          85,623
 Cost of sales - Provision for excess and obsolete inventory          -                -                -           48,967
 Cost of sales related to cancellation revenues                       -                -                -            1,075
                                                            ------------     ------------     ------------    ------------
Total cost of sales                                               25,638           19,495           85,800         135,665
                                                            ------------     ------------     ------------    ------------
Gross profit                                                      21,753           25,065           91,938          74,335
                                                            ------------     ------------     ------------    ------------
Operating expenses:
 Research and development (including non-cash compensation
  of $3,796 and $24,618 for the three and nine months ended
  September 29, 2002, respectively, and $5,427 and $17,092
  for the three and nine months ended September 30, 2001,
  respectively.)                                                  32,858           28,542          124,142         101,695
 Selling, general and administrative (including non-cash
  compensation of $422 and $1,847 for the three and nine
  months ended September 29, 2002, respectively, and $603
  and $2,364 for the three and nine months ended September
  30, 2001, respectively.)                                        11,382            8,901           39,677          33,446
 Amortization of intangible assets                                 5,616           53,234           27,289         154,880
 Restructuring and other charges                                   4,450              -             20,200          44,752
 Impairment of goodwill and other acquired intangible assets          -               -            493,620              -
                                                            ------------     ------------     ------------    ------------
  Total operating expenses                                        54,306           90,677          704,928         334,773
                                                            ------------     ------------     ------------    ------------
Loss from continuing operations                                 (32,553)         (65,612)        (612,990)       (260,438)

Interest income, net                                             (1,337)              361          (5,053)           (786)
Foreign exchange loss                                                -                 -                38              -
                                                            ------------     ------------     ------------    ------------
Loss from continuing operations before income taxes             (31,216)         (65,973)        (607,975)       (259,652)
Provision (benefit) for income taxes                                 -            (2,069)              260         (5,460)
                                                            ------------     ------------     ------------    ------------
Net Loss from continuing operations                             (31,216)         (63,904)        (608,235)       (254,192)
Discontinued Operations
 Net loss from operations of discontinued businesses
  (including net loss on the sale of the video compression           -            (1,399)          (7,926)         (3,093)
  business of $3,887)                                       ------------     ------------     ------------    ------------
Net Loss                                                    $   (31,216)     $   (65,303)     $  (616,161)    $  (257,285)
                                                            ============     ============     ============    ============
Other comprehensive (gain) loss:
 Unrealized (gain) loss on marketable securities                   (747)              -            (1,522)             -
 Foreign currency translation (gain) loss                          (636)            (167)            (750)             157
                                                            ------------     ------------     ------------    ------------
Comprehensive loss                                          $   (29,833)     $   (65,136)     $  (613,889)    $  (257,442)
                                                            ============     ============     ============    ============
Basic and diluted loss per share:
 Net loss from continuing operations                        $     (0.23)     $     (0.87)     $     (4.40)    $     (3.52)
 Net loss from discontinued operations                                -            (0.02)           (0.06)          (0.04)
                                                            ------------     ------------     ------------    ------------
 Net Loss                                                   $     (0.23)     $     (0.89)     $     (4.46)    $     (3.56)
                                                            ============     ============     ============    ============
Weighted average shares of common stock outstanding
 used in computing basic and diluted loss per share              133,701           73,066          138,134          72,215
                                                            ============     ============     ============    ============


   The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)


                                                                                     Nine Months Ended
                                                                                      Ended September
                                                                            -------------------------------------
                                                                              September 29,    September 30,
                                                                                  2002             2001
                                                                            -------------------------------------

Cash flow used in operating activities:
Net loss                                                                      $  (616,161)     $  (257,284)
Adjustments to reconcile net loss to cash used in operating activities:
   Provision for bad debts                                                             -                458
   Provision for excess and obsolete inventory                                         -             48,967
   Restructuring and other charges                                                  11,404           41,503
   Tax benefits from employee stock option plans                                       -                367
   Deferred income taxes                                                               -            (6,385)
   Non-cash compensation expense                                                    26,465           19,382
   Depreciation and amortization                                                    12,982           11,843
   Amortization of intangible assets (including amortization of $1,260 and
    $1,890 related to discontinued operations for the nine months
    ended September 29, 2002 and September 30, 2001, respectively)                  28,550          156,770
   Impairment of Goodwill and other acquired intangible assets                     493,620               -
   Net loss on sale of video compression business                                    3,887               -
  Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
    (Increase) decrease in accounts receivable                                      (7,213)         33,730
    (Increase) decrease in inventory                                                 6,595         (46,568)
    Increase in prepaids and other assets                                           (1,927)         (2,812)
    Decrease in accounts payable                                                    (3,349)        (13,867)
    Decrease in accrued expenses and other liabilities                             (17,423)         (4,661)
                                                                              --------------  -------------
  Net cash used in operating activities                                            (62,570)        (18,557)
                                                                              --------------  -------------
Cash flow provided by (used in) investing activities:
Purchases of property and equipment                                                (4,866)          (8,054)
Purchase of facility (See Note 11)                                                (34,902)              -
Cash paid for accrued acquisition related costs                                    (8,705)              -
Proceeds from sale of intangible asset                                                 -                404
Cash received from the sale of the video compression business                       21,000               -
Proceeds from sale/maturity of marketable securities                               434,102           11,972
Purchases of marketable securities                                               (394,020)         (25,798)
                                                                              ------------    -------------
  Net cash provided by (used in) investing activities                               12,609         (21,476)
                                                                              ------------    -------------
Cash flow provided by (used in) financing activities:
Proceeds from issuance of convertible subordinated notes, net of
 offering costs                                                                         -           126,425
Proceeds received from exercise of stock options and employee stock
 purchase plan                                                                       7,708            5,667
Proceeds from repayment of notes receivable                                             -               238
Repurchase of common stock                                                        (39,711)               -
Repayments of capital lease obligations                                            (3,217)          (2,768)
                                                                              -------------   -------------
  Net cash provided by (used in) financing activities                             (35,220)          129,562
                                                                              -------------   -------------
Effect of exchange rates on cash and cash equivalents                                 (38)               24
                                                                              -------------   -------------
Net increase (decrease) in cash and cash equivalents                              (85,219)           89,553
Cash and cash equivalents at beginning of period                                   269,586           88,489
                                                                              -------------   -------------
Cash and cash equivalents at end of period                                    $    184,367     $    178,042
                                                                              =============   =============


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

Principles of Consolidation

          The consolidated financial statements include the accounts of GlobespanVirata and all of its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. Effective January 1, 2002, the Company ends its quarterly reporting periods on the last Sunday of the third month of each quarter.


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

          As of September 29, 2002 and September 30, 2001, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of
44.8 million and 23.5 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for all periods presented and were therefore excluded from the calculation.

Revenue Recognition

          Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured.

          Net revenues for the nine months ended September 29, 2002 and September 30, 2001 include $3,500 and $15,391, respectively, of cancellation fees associated with the resolution of previous customer purchase commitments.

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

Concentration of Risk and Customer Information

          The Company's top ten customers accounted for $30,342 (64.0%) and $33,503 (75.2%) of the Company's net revenues during the three months ended September 29, 2002 and September 30, 2001, respectively. The Company's top ten customers accounted for $99,399 (55.9%) and $152,958 (72.8%) of the Company's net revenues during the nine months ended September 29, 2002 and September 30, 2001, respectively.

          At September 29, 2002 and December 31, 2001, five of the Company's customers accounted for $17,826 (59.8%) and $16,537 (71.2%) of net accounts receivable, respectively. Approximately 50% of the $17,826 outstanding at September 29, 2002 is due from customers from whom the Company has collateralized payment through a letter of credit with a bank.

Recent Accounting Pronouncements

          In July 2002, SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

          SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead be reviewed for impairment. The Company adopted the statement and ceased amortization of goodwill related to acquisitions, effective January 1, 2002. The adoption of SFAS No. 142 has resulted in a reduction to amortization expense in the three and nine months ended September 29, 2002, as shown in the table below.

          During the second quarter of 2002, the Company performed an impairment test in accordance with the provisions of SFAS No. 142 and has recorded an intangible asset impairment charge of $493,620 (See Note 7). The following is a reconciliation of net income, and basic and diluted loss per share between the amounts reported by the Company in the three and nine months ended September 30, 2001, and the adjusted amounts reflecting this new accounting standard.




                                                 Three Months      Nine Months
                                                     Ended            Ended
                                                 September 30,     September 30,
                                                      2001              2001
                                                 -------------     -------------
Net loss:
   Reported net loss                                (65,303)        $(257,285)
   Goodwill amortization                              42,855           128,622
                                                   ---------        ----------
   Adjusted net loss                               $(22,448)        $(128,663)
                                                   =========        ==========
Basic and diluted loss per share:
   Reported basic and diluted net loss per share      $(.89)           $(3.56)
   Goodwill amortization                                $.58             $1.78
                                                      ------           -------
   Adjusted basic and diluted net loss per share      $(.31)           $(1.78)
                                                      ======           =======

2.  Inventories, net

          Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at September 29, 2002 and December 31, 2001 consisted of the following:


                                            September 29,       December 31,
                                                2002                2001
                                            -------------       ------------
Raw Materials                                $       -            $ 1,959
Work in process                                  6,316              6,099
Finished Goods                                  78,069             97,083
Reserve for excess and obsolete inventories   (60,283)           (74,444)
                                             ---------           --------
Inventories                                    $24,102            $30,697
                                             =========           ========

The decrease in the Company's reserve for excess and obsolete inventories from December 31, 2001 is primarily attributed to the sale of previously reserved inventory of $16,283 during the nine months ended September 29, 2002, net of the reclassification of a reserve for non-cancelable purchase commitments for inventory of which the Company was required to take receipt.

3.      Acquisitions

          On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5,000 in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of the shares of common stock issued to the principals of Ficon were subject to forfeiture if their employment ceased with the Company. The estimated fair value of those shares, of $28,800, was recorded to deferred stock compensation as a result of the guidance in EITF 95-8, entitled "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and was being amortized over the three year vesting period on a straight line basis. As of March 31, 2002, 710,000 shares had been issued as a result of continued employment and 999,999 shares had been issued as a result of the completion of development milestones. On March 31, 2002 the Company accelerated the vesting of the remaining 250,000 unvested shares and as a result the Company recorded a non-cash charge during the first quarter of 2002 of approximately $8,000, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration. No incremental compensation charge was recorded as the fair market value of the Company's stock on March 31, 2002 was below the fair market value on the date the deferred stock compensation was recorded.

4.      Income Taxes

          The Company recorded a current provision for income taxes of $0 and $260 for the three and nine months ended September 29, 2002. The provision reflects an effective tax rate of 0.0% for the three and nine months ended September 29, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from the Company's prior acquisitions and changes in the valuation allowance. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. As of September 29, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance.

          The Company recorded a benefit for income taxes of $2,100 and $5,500 for the three and nine months ended September 30, 2001. For the three months ended September 30, 2001, this benefit is comprised of a deferred benefit of $2,100. For the nine months ended September 30, 2001, this benefit is comprised of a deferred benefit of $6,421, net of a current provision of $1,000. The benefit reflects an effective tax rate of 3.1% and 2.1% for the three and nine months ended September 30, 2001. The differences between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance. The benefit for income taxes excludes current tax benefits related to the exercise of stock options credited directly to stockholders' equity of $1,200 during the three and nine months ended September 30, 2001.

5.      Restructuring and Reorganization Liabilities

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

          The estimated costs related to the Reorganization Plan, which consists of Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions, is as follows:


                           December 31, 2001                                      September 29, 2002
                            Reorganization           2002                            Reorganization
                              Liability            Payments        Adjustments         Liability
                           -------------------------------------------------------------------------

Workforce related            $  14,524            ($6,503)          $(2,750)           $5,271
Facilities charges              16,318             (1,736)               -             14,582
Other charges                      900               (466)               -                434
                             ---------            --------          -------           -------
                             $  31,742            ($8,705)          $(2,750)          $20,287
                             =========            ========          ========          =======


          As a result of the Reorganization Plan, approximately 200 employees of Virata will either relocate or be part of an involuntary workforce reduction. The Reorganization Plan relates primarily to employees located in the United States and consists of relocating key research and development and other key employees to existing facilities and eliminating redundant functions. The affected employees will relocate or cease employment with the Company within one year. The workforce related charge of $14,524 was based upon estimates of the relocation costs or the severance and fringe benefits for the affected employees. As of September 29, 2002, the Company paid $6,503 of these workforce related charges. During the third quarter of 2002, the Company reduced its estimated liability for workforce reduction related charges by $2,750 due to lower than expected relocation costs. The adjustment was recorded as a reduction to acquired intangible assets. Substantially all of the remaining liability of $5,271 is expected to be paid by December 31, 2002.

          As a result of the elimination of redundant functions, the Company has consolidated its use of facilities and is actively pursuing subleases for vacant space. There has been a decline in the real estate market in certain geographic regions in which we acquired operating facility leases. The Company recorded a liability of $16,318 for losses related to facilities it intends to sublease and for adjustments to fair market value for acquired non-cancelable operating lease commitments in geographic regions where there has been a decline in the real estate market. Losses related to those facilities affected by the consolidation include an estimate of the vacancy period, the write-off of leasehold improvements and executory and other administrative costs to complete subleases. These non-cancelable lease commitments range from fifteen months to twenty years in length.

Restructuring Liabilities

          During the second quarter of 2001, the Company realigned its operating cost structure, which resulted in restructuring and other charges of $44,752 (the "2001 Restructuring Plan"). These charges primarily consisted of costs related to facilities consolidation and the related impact on outstanding real estate leases and workforce reductions.

          The workforce reductions resulted in the involuntary reduction of approximately 100 employees or approximately 12% of the Company's overall workforce and included employees across all disciplines and geographic regions. Substantially all of the affected employees ceased employment with the Company prior to June 30, 2001. The workforce reduction charge, of $3,672, was based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction were made as of June 30, 2002.

          As a result of the reduction in the Company's workforce, it consolidated its use of facilities, which had been leased in anticipation of continued long-term growth, and is actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which we are pursuing subleases, the Company has estimated its losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36,750. These non-cancelable lease commitments range from eighteen months to ten years in length.

          The remaining $4,330 consisted primarily of the write-off of certain investments which the Company deemed to have no future value.

          There was no net impact on the statement of operations for the restructuring and other charges during the first quarter of 2002. However, the Company recorded $1,500 related to an involuntary workforce reduction, which was offset by the reversal of $1,500 of facility charges. In February of 2002, the Company purchased a 200,000 square foot facility located in Old Bridge, NJ for approximately $30,000. Prior to the acquisition of the facility, the Company had an operating lease related to this facility. In conjunction with the purchase of the facility the Company paid the landlord approximately $5,000 to terminate the lease commitment. The Company had recorded a $14,500 charge in the 2001 Restructuring Plan related to the expected losses from this non-cancelable lease commitment. At the time of the purchase, the Company intended to move its headquarters from Red Bank, New Jersey to Old Bridge, New Jersey when the construction related to the interior of the facility was completed. During the first quarter of 2002, the Company reversed the unused portion of the previously recorded reserve related to the Old Bridge facility of $9,500 and recorded a reserve for losses related to the non-cancelable lease commitment for the Company's facility in Red Bank of $8,000.

          During the second quarter of 2002, the Company recorded restructuring and other charges of $15,750. These charges primarily related to a facility closure and the related impact on outstanding real estate leases and leasehold improvements, of $13,800 and workforce reductions of $1,950.

          During the third quarter of 2002, the Company decided to maintain its headquarters in Red Bank and sell the previously purchased Old Bridge facility. The Company has classified the facility as an asset held for sale on its balance sheet as of September 29, 2002 and recorded the asset at its fair value less estimated costs of disposal. Total restructuring and other charges recorded in the third quarter of 2002 was $4,450. These charges consisted of employee severance related costs of $1,500, a net benefit resulting from the reversal of previously recorded facility related charges of $1,500 and a $4,450 charge related to the write-down of the Old Bridge facility to its estimated fair value. The write-down of $4,450 during the third quarter of 2002 was included within the restructuring and other charges on the Company's statements of operations for the three and nine months ended September 29, 2002 (See Note 11). The net benefit of $1,500 related to facilities consisted of the reversal of the previously recorded reserve of approximately $8,000 related to the non-cancelable lease on the Company's Red Bank facility. In addition, due to a continued decline in the real estate markets in certain regions in which the Company is pursuing subleases, the Company increased its estimated losses on other non-cancelable lease commitments by $6,500, including $2,000 of leasehold and other asset impairments.

          The Reorganization Plan is expected to be fully implemented by December 31, 2002 and the Company expects to record an additional restructuring charge during the fourth quarter in the range of $3,000 to $5,000.

          The table below presents the liabilities associated with the 2001 Restructuring Plan as of December 31, 2001 and September 29, 2002, including payments and adjustments made during the nine months ended September 29, 2002, and additional restructuring charges recorded during the nine months ended September 29, 2002 (the "2002 Restructuring Charge"):


                        December 31, 2001                                                         September 29, 2002
                          Restructuring       2002 Restructuring     Non-Cash          Cash          Restructuring
                           Liability                Charges           Charges        Payments          Liability
                           -------------------------------------------------------------------------------------


Workforce reduction         $  1,827              $  3,758            $  (650)       $ (4,647)      $     288
Facilities consolidation      31,672                11,992             (2,992)         (9,379)         31,293
Other charges                    774                 4,450             (4,450)             -              774
                            --------              --------            --------       ---------      ---------
Total charges               $ 34,273              $ 20,200            $(8,092)       $(14,026)      $  32,355
                            ========              ========            ========       =========      =========

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

          The Company has determined that the voice algorithm business no longer meets the probability criteria of SFAS No. 144 and therefore, in accordance with SFAS No. 144, has included its results in operating expenses for all periods presented. The Company will cease operations of this business during the fourth quarter of 2002.

          The results of discontinued operations, for the periods presented, are as follows:

                                        Three Months            Three Months            Nine Months             Nine Months
                                           Ended                   Ended                   Ended                   Ended
                                      September 29, 2002     September 30, 2001     September 29, 2002      September 30, 2001
                                      ------------------     ------------------     ------------------      ------------------

Net loss from operations of
  businesses discontinued/held
  for sale:

Video                                   $       -               $    (1,399)            $    (3,168)            $   (3,093)
EmWeb                                           -                        -                     (871)                    -
Voice Algorithm                                 -                        -                       -                      -
                                        ------------            ------------            ------------            -----------
Net loss from operations of
  businesses discontinued/held
  for sale                              $       -               $    (1,399)            $    (4,039)            $   (3,093)

                                                -                        -                   (3,887)                    -
Net Loss on Sale                        ------------            ------------            ------------            -----------
Net loss from discontinued operations   $       -               $    (1,399)            $    (7,926)            $   (3,093)
                                        ============            ============            ============            ===========


          Revenues related to the Discontinued Businesses, for the periods presented, are as follows:


                        Three Months Ended      Three Months Ended      Nine Months Ended       Nine Months Ended
                        September 29, 2002      September 30, 2001      September 29, 2002      September 30, 2001
                        ------------------      ------------------      ------------------      ------------------
Revenues:

Video Compression           $       -               $   1,454               $   4,002               $   4,515
EmWeb                               -                       -                     443                       -
                            ----------              ----------              ----------              ----------
Total Revenues              $       -               $   1,454               $   4,445               $   4,515
                            ==========              ==========              ==========              ==========


          On June 25, 2002, the Company completed the sale of its video compression business to Conexant Systems, Inc. ("Conexant") for $21,000 in notes receivable and 1.25 million shares of Conexant common stock, valued for purposes of the sale transaction at $12 per share. If Conexant's common stock does not reach such minimum stock price by September 30, 2003, then Conexant is required to pay the Company the difference in cash. Additional contingent cash payments may be made by Conexant to the Company based upon the future performance of the video compression business. As of September 29, 2002, the Company has an equity investment in Conexant and a guarantee of the value of Conexant's stock price, with a combined fair value of $15,000. This asset has been included in other current assets on the Company's Balance Sheet. The note receivable of $21,000 was collected by the Company during the third quarter of 2002.

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

          A reconciliation of the Company's intangible assets from December 31, 2001 to September 29, 2002 is as follows:

    Intangible assets, net at December 31, 2001      $611,960
    Amortization for the nine months period
       ended September 29, 2002                      ($28,550)
    Intangible asset impairment charge, including
      $37,152 recorded as part of the net loss on
      sale of the video compression business        ($530,772)
    Other adjustments                                ($ 4,332)
                                                     ---------

    Intangible assets, net at September 29, 2002     $ 48,306
                                                     ========

8.     Treasury Stock

          On June 19, 2002, the Company's Board of Directors authorized the repurchase of up to $100 million of its common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company, based on its evaluation of market conditions, applicable legal requirements and other factors. The stock repurchase program is expected to be funded using the Company's available working capital. As of September 29, 2002, the Company repurchased 11.7 million shares at an average price per share of $3.40, for an aggregate purchase price of $39,711.


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

10.      Supplemental non-cash disclosures

          During the nine months ended September 29, 2002, the Company sold the assets and liabilities of its video compression business, the loss on sale of $3,887 was determined as follows:

Purchase price:
   Note receivable from Conexant.                               $21,000
   Conexant common stock and minimum price guarantee             15,000
                                                         --------------
Total purchase price                                                    $36,000

   Net book value of assets and liabilities sold                         (5,537)
   Allocation of goodwill to Video                                      (32,100)
   Accrued estimated transaction costs                                   (2,250)
                                                                        --------

Net loss on sale                                                        ($3,887)
                                                                        ========
11.      Asset held for sale

          During the third quarter of 2002, the Company decided to maintain its headquarters in Red Bank, NJ and sell the Old Bridge, NJ facility. The Company has presented the Old Bridge facility as an asset held for sale on its Balance Sheet as of September 29, 2002 and recorded the asset at its fair value less estimated costs of disposal. The additional write-down of $4,450 during the third quarter of 2002 was included within the restructuring and other charges on the Company's Statements of Operations for the three and nine months ended September 29, 2002. Depending on market conditions, the Company may lease all or a portion of the facility prior to sale.

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

          In connection with the merger with Virata, we formulated a reorganization and restructuring plan. As a result of the plan, we have recorded restructuring and other charges of $20.2 million during the nine months ended September 29, 2002. Additionally, we recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141, entitled "Business Combinations" and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions, which resulted from the reorganization plan. As a result of the reorganization and restructuring plan, we have reduced our number of employees from 1,155 as of December 31, 2001 to approximately 800 as of September 29, 2002 and reduced our operating locations from 13 as of December 31, 2001 to 7 as September 29, 2002. At December 31, 2002 we expect to have approximately 700 employees and 5 operating locations.

          The following table presents our unaudited results as a percentage of net revenues for the three months and nine months ended September 29, 2002 and September 30, 2001. Our results of operations are reported as a single business segment.


                                                    September 29,     September 30,   September 30,    September 30,
                                                        2002              2001              2002            2001
                                                    -------------     -------------   -------------    -------------
Net product revenues                                   100.0%            100.0%            98.0%           92.7%
Cancellation revenues                                      -               0.0%             2.0%            7.3%
                                                   --------------     -------------   -------------    -------------
Net revenues                                           100.0%            100.0%           100.0%          100.0%
   Cost of sales                                        54.1%             43.8%            48.3%           40.8%
   Cost of sales - Provision for excess and
   obsolete inventory                                    0.0%                 -                -           23.3%
   Cost of sales related to cancellation revenues        0.0%                 -                -            0.5%
                                                    -------------     -------------   -------------    -------------
Total cost of sales                                     54.1%             43.8%            48.3%           64.6%
                                                    -------------     -------------   -------------    -------------
Gross profit                                            45.9%             56.2%            51.7%           35.4%
                                                    -------------     -------------   -------------    -------------
Operating expenses:
   Research and development (including non-cash
     compensation of 8.0% and 13.9% for the three
     and nine months ended September 29, 2002,
     respectively, and 12.2% and 8.1% for the
     three and nine months ended September 30,
     2001, respectively.)                               69.3%             64.1%            69.8%           48.4%
   Selling, general and administrative
     (including non-cash compensation of 0.9% and
     1.0% for the three and nine months ended
     September 29, 2002, respectively, and 1.4%
     and 1.1% for the three and nine months ended
     September 30, 2001, respectively.)                 24.0%             20.0%            22.3%           15.9%
   Amortization of intangible assets                    11.9%            119.5%            15.4%           73.8%
   Restructuring and other charges                       9.4%              0.0%            11.4%           21.3%
   Impairment of goodwill and other acquired
   intangible assets                                     0.0%                -            277.7%              -
                                                    -------------     -------------   -------------    -------------
    Total operating expenses                           114.6%            203.6%           396.6%          159.4%
                                                    -------------     -------------   -------------    -------------

Loss from continuing operations                       (68.7%)          (147.4%)         (344.9%)        (124.0%)

Interest income, net                                   (2.8%)              0.8%           (2.8%)          (0.4%)
Foreign exchange loss                                      -                 -                -               -
                                                    -------------     -------------   -------------    -------------
Loss from continuing operations before income         (65.9%)          (148.2%)         (342.1%)        (123.6%)
taxes
Provision (benefit) for income taxes                       -             (4.6%)             0.1%          (2.6%)
                                                    -------------     -------------   -------------    -------------
Net Loss from continuing operations                   (65.9%)          (143.6%)         (342.2%)        (121.0%)
                                                    =============     ============-   ============-    =============

Results of Operations for the three months ended September 29, 2002 and September 30, 2001

          Net Revenues. Our net product revenues and net revenues increased 6.3% to $47.4 million in the three months ended September 29, 2002 from $44.6 million in the three months ended September 30, 2001.

          Cost of Sales and Gross Profit. Our gross profit decreased 13.2% to $21.8 million in the three months ended September 29, 2002 from $25.1 million for the three months ended September 30, 2001. Our gross profit percentage was 45.9% and 56.3% in the three months ended September 29, 2002 and September 30, 2001, respectively. The decrease in gross profit, as compared to the third quarter of 2001, is primarily related to lower average selling prices and higher unit costs as a result of product mix and the effect of lower contractor manufacturing yields on new products, as compared to our standard cost of those products. The effect of lower contractor manufacturing yields on the 45.9% was approximately 3.0%. Gross profit for the three months ended September 29, 2002 includes the sale of $10.6 million of inventory which was previously reserved. Excluding the $10.6 million of revenue from the sale of products previously reserved, our gross profit percentage related to net product revenues was 30.3% for the three months ended
September 29, 2002. The effect of lower contractor manufacturing yields on the 30.3% was approximately 4.0%. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and customer mix. We have approximately $10.0 million in our sales backlog for the fourth quarter of 2002 related to products which are currently included in our excess inventory reserve. The sale of these products will benefit our gross profit percentage when sold.

          Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses increased 15.1% to $32.9 million in the three months ended September 29, 2002 from $28.5 million in the three months ended September 30, 2001. The increase in dollars is primarily attributable to our merger with Virata. Research and development expenditures for the three months ended September 29, 2002 and September 30, 2001 includes $3.8 million and $5.4 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding the non-cash compensation, research and development expenditures increased 25.7%. Research and development expenses represented 69.3% (61.3 % excluding non-cash compensation) and 64.1% (51.9% excluding non-cash compensation) of total net revenues for the three months ended September 29, 2002 and September 30, 2001, respectively. The increase in research and development expense as a percentage of total net revenues was due to the higher research and development expenditures in the three months ended September 29, 2002. We expect our research and development expenses will decrease from the third quarter of 2002 as a result of the effects of our reorganization and restructuring plan.

          Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense increased 27.9% to $11.4 million in the three months ended September 29, 2002 from $8.9 million in the three months ended September 30, 2001. The increase in dollars is primarily attributable to our merger with Virata. Selling, general and administrative expenses for the three months ended September 29, 2002 and September 30, 2001 includes $0.4 million and $0.6 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 32.1%. Selling, general and administrative expense represented 24.0% (23.1% excluding non-cash compensation) and 20.0% (18.6% excluding non-cash compensation) of total net revenues for the three months ended September 29, 2002 and September 30, 2001, respectively. The increase in the percentage of selling, general and administrative expense as a percentage of total net revenues was due to higher selling, general and administrative expenses during the three months ended September 29, 2002.

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

          Restructuring and Other Charges. During the third quarter of 2002, we recorded restructuring and other charges of $4.5 million. These charges consisted of employee severance related costs of $1.5 million, a benefit resulting from the reversal of previously recorded facility related charges of $1.5 million and the write-down of an asset held for sale of $4.5 million. During the third quarter of 2002, we decided to maintain our headquarters in Red Bank and sell the previously purchased Old Bridge facility. We have classified the facility as an asset held for sale on our balance sheet as of September 29, 2002 and recorded the asset at its fair value less estimated costs of disposal. The write-down of $4.5 million during the third quarter of 2002 was included within the restructuring and other charges on our statements of operations for the three and nine months ended September 29, 2002. In addition, we reversed the previously recorded reserve of approximately $8.0 million related to the non-cancelable lease on our Red Bank facility. We increased our estimated losses on other non-cancelable lease commitments by $6.5 million, including $2.0 million of leasehold and other asset impairments.

          The Reorganization Plan is expected to be fully implemented by December 31, 2002 and we expect to record an additional restructuring charge during the fourth quarter in the range of $3.0 million to $5.0 million.

          Interest Income, net. Interest income for the three months ended September 29, 2002 was $3.4 million, offset by interest expense of $2.1 million, resulting in net interest income of $1.3 million. Net interest expense for the three months ended September 30, 2001 was $0.4 million, consisting of interest income of $1.9 million, offset by interest expense of $2.3 million. The increase in net interest income is attributable to the cash and investments acquired as a result of our merger with Virata.

          Provision (Benefit) for Income Taxes. No provision or benefit for income taxes was recorded during the three months ended September 29, 2002. The income tax benefit of $2.1 million recorded during the three months ended September 30, 2001 represents a benefit of 3.1% of the loss from continuing operations before income tax. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance.

          Discontinued Operations. During the second quarter of 2002, we committed to a plan to dispose of our video compression, voice algorithm and EmWeb businesses (the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As prescribed by SFAS No. 144, the results of the Discontinued Businesses, including the loss on sale of our video compression business, have been presented separately in our Statements of Operations. Losses from our discontinued operations were $0.0 million and $1.4 million for the three months ended September 29, 2002 and September 30, 2001, respectively.

          We have determined that the voice algorithm business no longer meets the probability criteria of SFAS No. 144 and therefore, in accordance with SFAS No. 144, have included its results in operating expenses for all periods presented. We will cease operations of this business during the fourth quarter of 2002.

Results of Operations for the nine months ended September 29, 2002 and September 30, 2001

          Net Revenues. Our net product revenues decreased 10.5% to $174.2 million in the nine months ended September 29, 2002 from $194.6 million in the nine months ended September 30, 2001. Net revenues decreased 15.4% to $177.7 million in the nine months ended September 29, 2002 from $210.0 million in the nine months ended September 30, 2001, primarily as a result of the $15.4 million of cancellation revenues in the previous year and lower product revenues in the nine months ended September 29, 2002.

          Cost of Sales and Gross Profit. Our gross profit increased 23.7% to $91.9 million in the nine months ended September 29, 2002 from $74.3 million in the nine months ended September 30, 2001. Our gross profit percentage was 51.7% and 35.4% in the nine months ended September 29, 2002 and September 30, 2001, respectively. The increase in gross profit from the nine months ended September 30, 2001 is primarily related to the impact of the provision for excess and obsolete inventory recorded during the nine months ended September 30, 2001, offset by cancellation revenues recorded. Gross profit as a percentage of net product revenues, excluding the provision for excess and obsolete inventory, decreased to 50.7% in the nine months ended September 29, 2002 from 56.0% in the nine months ended September 30, 2001. This decrease reflects higher average units costs for products sold from inventory and lower average selling prices, offset by the sale of inventory that was previously reserved during the nine months ended September 29, 2002. The higher average unit costs are attributed to product mix and the effect of lower contractor manufacturing yields on new products as compared to our standard cost of those products. Excluding $18.7 million of revenue from the sale of product previously reserved, our gross profit percentage related to net product revenues was 44.8% for the nine months ended September 29, 2002. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix and customer mix. We have approximately $10.0 million in our sales backlog for the fourth quarter of 2002 related to products which are currently included in our excess inventory reserve. The sale of these products will benefit our gross profit percentage when sold.

          Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization. Our research and development expenses increased 22.1% to $124.1 million in the nine months ended September 29, 2002 from $101.7 million in the nine months ended September 30, 2001. The increase in dollars is primarily attributable to the $8.0 million non-cash charge described below and our merger with Virata. Research and development expenditures for the nine months ended September 29, 2002 and September 30, 2001 includes $24.6 million and $17.1 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. The deferred stock compensation recorded is being amortized over periods ranging from six months to four years. The increase in non-cash compensation resulted from an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technologies, which resulted in a non-cash charge during the first quarter of 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time we agreed to the acceleration. Excluding the non-cash compensation, research and development expenditures increased 17.6%. Research and development expenses represented 69.8% (55.9% excluding non-cash compensation) and 48.4% (40.3% excluding non-cash compensation) of total net revenues for the nine months ended September 29, 2002 and September 2001, respectively. The increase in research and development expense as a percentage of total net revenues was due to the $8.0 million non-cash charge described above and lower net revenues in the nine months ended September 29, 2002.

          Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense increased 18.6% to $39.7 million in the nine months ended September 29, 2002 from $33.5 million for the nine months ended September 30, 2001. The increase in dollars is primarily attributable to our merger with Virata. Selling, general and administrative expenses for the nine months ended September 29, 2002 and September 30, 2001 includes $1.8 million and $2.4 million, respectively, of non-cash compensation, as we exchanged our common stock for common stock held by employee principals of an acquired entity which was considered compensation. We also granted certain employees stock options at less than fair market value. Deferred stock compensation recorded is being amortized over periods ranging from six months to four years. Excluding non-cash compensation, selling, general and administrative expenses increased 21.7%. Selling, general and administrative expense represented 22.3% (20.9% excluding non-cash compensation) and 15.9% (14.8% excluding non-cash compensation) of total net revenues for the nine months ended September 29, 2002 and September 30, 2001, respectively. The increase in the percentage of selling, general and administrative expense as a percentage of total net revenues was due to the lower net revenues in the nine months ended September 29, 2002.

          Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets that are being amortized on a straight-line basis over their estimated useful lives. The decrease in dollar amount and percentage of amortization expense is the result of the implementation of SFAS No. 142, entitled "Goodwill and Other Intangible Assets". Pursuant to SFAS No. 142, goodwill is no longer subject to amortization.

          Restructuring and Other Charges. During the second quarter of 2001, we realigned our operating cost structure, which resulted in restructuring and other charges of $44.8 million (the "2001 Restructuring Plan"). These charges primarily consisted of costs related to facilities consolidation and the related impact on outstanding real estate leases and workforce reductions.

          The workforce reductions resulted in the involuntary reduction of approximately 100 employees or approximately 12% of our overall workforce and included employees across all disciplines and geographic regions. Substantially all of the affected employees ceased employment with us prior to June 30, 2001. The workforce reduction charge, of $3.7 million, was based upon estimates of the severance and fringe benefits for the affected employees. All of the payments related to the workforce reduction were made as of June 30, 2002.

          As a result of the reduction in our workforce, we consolidated our use of facilities, which had been leased in anticipation of continued long-term growth, and are actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which we are pursuing subleases, we have estimated our losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36.8 million. These non-cancelable lease commitments range from eighteen months to ten years in length.

          The remaining $4.3 million consisted primarily of the write-off of certain investments which we deemed to have no future value.

          There was no net statement of operations impact to the restructuring and other charges during the first quarter of 2002. However, we recorded $1.5 million related to an involuntary workforce reduction, which was offset by the reversal of $1.5 million of facility charges. In February of 2002, we purchased a 200,000 square foot facility located in Old Bridge, NJ for approximately $30.0 million. Prior to the acquisition of the facility, we were obligated to lease this facility. In conjunction with the purchase of the facility we paid the landlord approximately $5.0 million to terminate the lease commitment. We had recorded a $14.5 million charge in the 2001 Restructuring Plan related to the expected losses from this non-cancelable lease commitment. At the time of the purchase we intended to move its headquarters from Red Bank, New Jersey to Old Bridge, New Jersey when the construction related to the interior of the facility was completed. During the first quarter of 2002, we reversed the unused portion of the previously recorded reserve related to the Old Bridge facility of $9.5 million and recorded a reserve for losses related to the non-cancelable lease commitment for our facility in Red Bank of $8.0 million.

          During the second quarter of 2002, we recorded restructuring and other charges of $15.8 million. These charges primarily related to a facility closure and the related impact on outstanding real estate leases and leasehold improvements, of $13.8 million, and workforce reductions, of $2.0 million.

          During the third quarter of 2002, we decided to maintain our headquarters in Red Bank and sell the previously purchased Old Bridge facility. We have classified the facility as an asset held for sale on our balance sheet as of September 29, 2002 and recorded the asset at its fair value less costs of disposal. Total restructuring and other charges recorded in the third quarter of 2002 was $4.5 million. These charges consisted of employee severance related costs of $1.5 million, a net benefit resulting from the reversal of previously recorded facility related charges of $1.5 million and a $4.5 million charge related to the write-down of the Old Bridge facility to its estimated fair value. The write-down of $4.5 million during the third quarter of 2002 was included within the restructuring and other charges on our statements of operations for the three and nine months ended September 29, 2002. The net benefit of $1.5 million related to facilities consisted of the reversal of the previously recorded reserve of approximately $8.0 million related to the non-cancelable lease on our Red Bank facility. In addition, due to a continued decline in the real estate market in certain geographic regions in which we are pursuing subleases, we increased our estimated losses on other non-cancelable lease commitments by $6.5 million, including $2.0 million of leasehold and other asset impairments related to vacated facilities.

          The Reorganization Plan is expected to be fully implemented by December 31, 2002 and we expect to record an additional restructuring charge during the fourth quarter in the range of $3.0 million to $5.0 million.

          The table below presents the liabilities associated with the 2001 Restructuring Plan as of December 31, 2001 and September 29, 2002, including payments and adjustments made during the nine months ended September 29, 2002, and additional restructuring charges recorded during the nine months ended September 29, 2002 (the "2002 Restructuring Charge"):

(in thousands)          December 31, 2001                                             September 29, 2002
                         Restructuring    2002 Restructuring Non-Cash       Cash        Restructuring
                           Liability        Charges         Charges       Payments       Liability

Workforce reduction ....   $  1,827        $  3,758        $   (650)       $ (4,647)      $    288
Facilities consolidation     31,672          11,992          (2,992)         (9,379)        31,293
Other charges ..........        774           4,450          (4,450)           --              774
                           --------        --------        ---------       ---------      --------

Total charges ..........   $ 34,273        $ 20,200        $ (8,092)       ($14,026)      $ 32,355
                           ========        ========        =========       =========      ========

          Impairment of goodwill and other acquired intangible assets. As a result of the sale of the video compression business and due to the significant negative industry and economic trends affecting both our current operations and expected future sales as well as the general decline in valuation of technology company stocks, including our own, we performed an assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS No. 144 and SFAS No. 142. As a result, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets during the nine months ended September 29, 2002, based upon the amount by which the carrying amount of these assets exceeded their fair value. Of the total charge, $458.3 million relates to goodwill and $35.3 million relates to other identifiable intangible assets. The charge is included within the caption "Impairment of goodwill and other acquired intangible assets" on our Statements of Operations. Fair value was determined based on market value, including a review of discounted future cash flows.

          Interest Income, net. Interest income for the nine months ended September 29, 2002 was $11.2 million, offset by interest expense of $6.2 million, resulting in net interest income of $5.0 million. Net interest income for the nine months ended September 30, 2001 was $.8 million, consisting of interest income of $4.9 million, offset by interest expense of $4.1 million. The increase in net interest income is attributable to the cash and investments acquired as a result of our merger with Virata.

          Provision (Benefit) for Income Taxes. The income tax provision of $0.3 million recognized during the nine months ended September 29, 2002, represents a provision of 0.0% of the loss from continuing operations before provision for income taxes. The effective rate is effected by permanent differences, which resulted from our prior acquisitions, and changes in the valuation allowance. The income tax benefit of $5.5 million recorded during the nine months ended September 30, 2001, represents a benefit of 2.1%. The difference between the effective rate and the statutory rate of 35% relates primarily to permanent differences resulting from non-deductible goodwill, and changes in the valuation allowance.

          Discontinued Operations. During the second quarter of 2002, we committed to a plan to dispose of our video compression, voice algorithm and EmWeb businesses (the "Discontinued Businesses"). The Discontinued Businesses met the component of an entity criteria, as defined in SFAS No. 144. As prescribed by SFAS No. 144, the results of the Discontinued Businesses, including the loss on sale of the video compression business, have been presented separately in our Statements of Operations and the assets and liabilities of the Discontinued Businesses have been presented separately on our Balance Sheets, for all periods presented.

          We have determined that the voice algorithm business no longer meets the probability criteria of SFAS No. 144 and therefore, in accordance with SFAS No. 144, have included its results in operating expenses for all periods presented. We will cease operations of this business during the fourth quarter of 2002.


          The results of discontinued operations, for the periods presented, are as follows (in thousands):

                                                  Three Months         Three Months           Nine Months         Nine Months
                                                     Ended                 Ended                 Ended               Ended
                                               September 29, 2002   September 30, 2001    September 29, 2002   September 30, 2001
                                            ---------------------- --------------------- -------------------- ---------------------
Net loss from operations of businesses
discontinued/held for sale:

Video                                                 $ -               ($1,399)                ($3,168)             ($3,093)
EmWeb                                                   -                    -                     (871)                 -
Voice Algorithm                                         -                    -                      -                    -
                                            -------------     ------------------     -------------------    -----------------
Net loss from operations of businesses
discontinued/held for sale                            $ -               ($1,399)                ($4,039)             ($3,093)

Net Loss on Sale                                        -                    -                   (3,887)                 -
                                            --------------    ------------------     -------------------    -----------------

Net loss from discontinued operations                 $ -               ($1,399)                ($7,926)             ($3,093)
                                            ==============    ==================     ===================    =================


    Revenues related to the Discontinued Businesses, for the periods presented, are as follows (in thousands):

                     Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                     September 29, 2002   September 30, 2001   September 29, 2002   September 30, 2001
                     ------------------   ------------------   ------------------   ------------------

Revenues:

Video Compression               $-              $1,454                  $4,002             $4,515
EmWeb                            -                   -                     443                  -
                     --------------       ------------       -----------------   ----------------
Total Revenues                  $-              $1,454                  $4,445             $4,515
                     ==============       ============       =================   ================

          On June 25, 2002, we completed the sale of our video compression business to Conexant Systems, Inc. ("Conexant") for $21.0 million in notes receivable and 1.25 million shares of Conexant common stock, valued for purposes of the sale transaction at $12 per share. If Conexant's common stock does not reach such minimum stock price by September 30, 2003, then Conexant is required to pay us the difference in cash. Additional contingent cash payments may be made by

Conexant to us based upon the future performance of the video compression business. As of September 29, 2002, we have an equity investment in Conexant and a guarantee of the value of Conexant's common stock price, with a combined fair value of $15.0 million. This asset has been included in other current assets on our Balance Sheet. The note receivable of $21.0 million was collected by the Company during the third quarter of 2002.

          Pursuant to SFAS No. 142, $32.1 million of goodwill was allocated to the video compression business and included in the loss on sale of $3.9 million. The allocation of goodwill was based on the relative fair values of the video compression business and our company.


Liquidity and Capital Resources

          Total assets at September 29, 2002 were $766.1 million, a decrease of $682.8 million, or 47.1% from December 31, 2001 total assets of $1,448.9 million. The decrease from December 31, 2001 is primarily a result of the loss incurred for the nine months ended September 29, 2002, including the impairment of goodwill and other intangible assets of $493.6 million and cash payments for treasury stock purchases of $39.7 million.

          As of September 29, 2002, we had $554.2 million in cash and cash equivalents and investments, including investments with original maturity dates in excess of 12 months, and working capital of $331.2 million. At December 31, 2001, we had $679.5 million in cash and cash equivalents and investments, including investments with original maturity dates in excess of 12 months, and working capital of $518.0 million.

          Net cash used in operating activities was $62.6 million during the nine months ended September 29, 2002, compared to net cash used in operating activities of $18.6 million in the nine months ended September 30, 2001. The increase in cash used was primarily due to an increase in our operating expenses and a decrease in our net revenues during the nine months ended September 29, 2002.

          Net cash provided by investing activities was $12.6 million during the nine months ended September 29, 2002. This consisted of $40.1 million of proceeds from marketable securities and $21.0 million of proceeds from the sale of video compression business, net of cash used to purchases property and equipment of $39.8 million, which included $34.9 million related to the purchase of the Old Bridge, New Jersey facility and payments of $8.7 million for accrued acquisition related costs, incurred in connection with the reorganization plan, which resulted from our merger with Virata. Net cash used in investing activities during the nine months ended September 30, 2001 was $21.5 million, consisting primarily of net cash used in purchasing marketable securities and property and equipment.

          Net cash used in financing activities were $35.2 million during the nine months ended September 29, 2002, primarily related to our repurchase of common stock pursuant to our treasury stock program in the amount of $39.7 million. Net cash provided by financing activities during the nine months ended September 30, 2001 of $129.6 million primarily relate to the proceeds received from the issuance of the convertible subordinated notes.

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

Recent Accounting Pronouncements

          In July 2002, SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

                                                   Three Months   Nine Months
                                                       Ended         Ended
                                                  -------------- -------------
                                                  September 30,  September 30,
                                                       2001          2001
                                                  ------------   -------------
Net loss:
   Reported net loss                                 (65,303)     $(257,285)
   Goodwill amortization                               42,855       128,622
                                                 ------------   ------------
   Adjusted net loss                                $(22,448)     $(128,663)
                                                 ============   ============

Basic and diluted loss per share:
   Reported basic and diluted net loss per share       $(.89)        $(3.56)

   Goodwill amortization                                 $.58         $1.78
                                                 ------------  -------------
   Adjusted basic and diluted net loss per share       $(.31)        $(1.78)
                                                 ============  =============

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

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

          Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in internal controls.

          There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number   Description

4.1 Rights Agreement, dated as of July 5, 2002, between GlobespanVirata, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A filed by GlobespanVirata, Inc. on July 11, 2002).

4.2 Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 to the Form 8-A filed by GlobespanVirata, Inc. on July 11, 2002).

10.1 Employment Agreement between the Company and Robert McMullan, dated as of January 17, 2002, executed and amended on August 13, 2002.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

     Form 8-K filed July 11, 2002 reporting the Company's adoption of a stockholder's rights plan (Item 5).

                              GLOBESPANVIRATA, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GLOBESPANVIRATA, INC.



Date: November 11, 2002           By: /s/ Robert McMullan
                                  ------------------------
                                  Robert McMullan
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

I, Armando Geday, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobespanVirata, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002
                                    /s/ Armando Geday
                                    --------------------
                                    Armando Geday
                                    Chief Executive Officer

I, Robert McMullan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobespanVirata, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002
                                    /s/ Robert McMullan
                                    --------------------
                                    Robert McMullan
                                    Chief Financial Officer

                                Index to Exhibits


Number  Description
------  -----------

4.1 Rights Agreement, dated as of July 5, 2002, between GlobespanVirata, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A filed by GlobespanVirata, Inc. on July 11, 2002).

4.2 Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 to the Form 8-A filed by GlobespanVirata, Inc. on July 11, 2002).

10.1 Employment Agreement between the Company and Robert McMullan, dated as of January 17, 2002, executed and amended August 13, 2002.

99.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.