Form 10-K
period 2002-12-31
GLOBESPANVIRATA INC
filed 2003-03-10
CIK 1081197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission file number 000-26401

                             ----------------------

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 24, 2003 (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $533,377,000. As of February 24, 2003, 129,989,144 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K report where indicated.



                              GLOBESPANVIRATA, INC.

                                    FORM 10-K

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

Item                                                                                                 Page No.
----                                                                                                 --------

                                              PART I

1.   Business.................................................................................         1
2.   Properties...............................................................................        25
3.   Legal Proceedings........................................................................        26
4.   Submission of Matters to a Vote of Security Holders......................................        26

                                              PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters....................        27
6.   Selected Historical Financial Data.......................................................        28
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....        29
7A.  Quantitative and Qualitative Disclosures About Market Risk...............................        42
8.   Financial Statements and Supplementary Data..............................................        42
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....        42

                                              PART III

10.  Directors and Executive Officers of the Registrant.......................................        43
11.  Executive Compensation...................................................................        43
12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder           43
     Matters..................................................................................
13.  Certain Relationships and Related Transactions...........................................        43
14.  Controls and Procedures..................................................................        43

                                              PART IV

15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........................        44

     Signatures...............................................................................        73


                                    PART I

ITEM 1. BUSINESS

GENERAL

   GlobespanVirata is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, our integrated circuits, software and system designs are primarily used in digital subscriber line, or DSL, applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. We have sold our products to more than 400 telecommunications equipment manufacturers for incorporation into their products, which have been used in systems deployed by more than 50 telecommunications service providers and end users in more than 30 countries.

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

   It is our objective to help DSL service providers and equipment makers meet the challenges that face them in deploying DSL technology within the existing communications infrastructure. In this regard, we have developed integrated solutions that combine the functionality of entire systems, including multiple discrete components, memory, microprocessors and software. We further enhance our customers' time to market by designing production ready reference boards utilizing our chip sets, optimized for system cost and performance. These chip set solutions are known as "System-On-Chip" solutions and achieve system-level functionality through silicon and software. These system-level products allow our customers to reduce the time it takes for their products to reach the market and to focus their resources on adding features and functions to differentiate their product offerings from those of their competitors.

   In our on-going effort to increase our ability to offer System-On-Chip solutions to our customers, we have completed a number of acquisitions and mergers that have expanded our intellectual property, design and product development resources and system-level expertise. We have and continue to utilize the acquired technologies to add greater networking functionality to our chip sets and to capture more of the system functions and value used in DSL system solutions in our products.

COMPLETION OF MERGER WITH VIRATA CORPORATION

   On December 14, 2001, we completed a merger with Virata Corporation ("Virata") under an Agreement and Plan of Merger, dated as of October 1, 2001. Under that agreement, a wholly-owned subsidiary of our company merged with and into Virata and Virata became our wholly-owned subsidiary. At the effective time of the merger, we changed our name from "GlobeSpan, Inc." to "GlobespanVirata, Inc." The merger with Virata was accounted for as a purchase; accordingly, operating results for Virata have been included from the date of acquisition. Unless otherwise indicated, any financial information prior to the date of acquisition excludes Virata's results of operations.

INDUSTRY OVERVIEW

THE LAST MILE IS THE BOTTLENECK TO HIGH-SPEED NETWORK ACCESS

   In recent years, consumers worldwide have increasingly demanded instantaneous access to the vast amount of information available on the Internet. Demand from consumers is driven by five primary factors:

          o the amount and variety of information and entertainment sources, including video and audio files, available on the Internet continue to increase and expand;

          o the number and quality of services offered through the Internet, such as video communication and lower cost telephone services, is growing rapidly;

          o a growing number of small business owners and telecommuters require the same access speeds from their home offices and small networks as those achieved by participants in large corporate networks;

          o the performance and affordability of the products, such as personal computers, integrated access devices and set top boxes, used to connect to today's communication networks enables more people to connect than ever before; and

          o the growth of wireless local area networks, also called WLAN, and public wireless access points in coffee shops, hotels and other gathering places, which allow multiple users to gain wireless access to the Internet while away from their homes and offices.

   Simultaneous with the growth in consumer demand is the improvement in the quality and complexity of the data available on, and through, the Internet. In order to access the types of complex files now available over the Internet, an end user must have higher speeds to connect to the network. Increasingly, consumers are turning to broadband access services in order to achieve their network connection goals reliably and to transfer information within practical time periods.

   When a consumer connects to the Internet and wishes to receive or download information, the information must travel to the user's computer, or other networking device, through the main transmission channels, also known as the network backbone, to the central office of the service provider, and then to the local lines, also known as the "local loop" or "last mile", which connect the end user to the network. While the network backbone is capable of delivering data at very high speeds, an access bottleneck continues to exist in the local loop because the copper wire telephone lines that make the last mile connection were originally designed for voice traffic rather than high-speed data transmission. As a result, access to the Internet and private communications networks over the last mile infrastructure has typically been limited to transmission rates of up to 56 Kbps using standard dial-up analog modems, or 128 Kbps using integrated services digital network, or ISDN, modems. At these rates, several minutes may be required to access a media rich website, and several hours may be required to download large files.

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

   Some service providers have developed other alternatives for overcoming the bottleneck problem, that do not rely on the local loop, including cable, wireless and direct broadcast satellite systems. Cable competes effectively with DSL high-speed data transmission technologies, primarily in the residential market, because it enables fast data transmission speeds at competitive prices over the existing infrastructure of coaxial cable. Cable services are deployed over the cable television infrastructure at transmission rates of up to 10 megabits per second or Mbps. Wireless and direct broadcast satellite systems transmit digital data without terrestrial lines at speeds of more than 10 Mbps. Many of these services are at an early stage of development, but they are expected to provide cost-effective high-speed data transmission.

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

DSL TECHNOLOGY ENABLES HIGH-SPEED DATA TRANSMISSION OVER COPPER TELEPHONE WIRE

   Another alternative available to overcome the bottleneck of the last mile is DSL. DSL technology uses sophisticated digital signal processing techniques to achieve high-speed data transmission over the copper telephone wires of the existing local loop. DSL utilizes more of the bandwidth on copper telephone lines than is currently used for plain old telephone service, also referred to as POTS, thereby allowing for greater bandwidth with which to send and receive information. By utilizing frequencies between 26KHz and 1MHz, DSL can encode more data to achieve higher data rates than would otherwise be possible in the restricted frequency range of POTS. Specifically, DSL currently provides downstream transmission rates up to 12 Mbps based on established standards and higher speeds of up to 20 Mbps or more based upon not yet formalized standards, using the existing local loop copper wire infrastructure. It is expected that transmission speeds of DSL will continue to increase and improve as the technology evolves.

   DSL technology has several important distinguishing characteristics when compared to other high-speed technologies, including:

         DEDICATED BANDWIDTH. DSL is a point-to-point technology that connects the end user to the service provider's central office over a copper telephone wire. Because DSL connections are dedicated to one user, DSL does not suffer from service degradation or slower speeds as other users are added in the same vicinity, and allows a higher level of security;

         LOW COST INFRASTRUCTURE. Because DSL uses the same local loop copper telephone lines that are used for standard telephone voice service, DSL can be significantly less expensive to deploy to businesses and homes than other high-speed data transmission technologies that require new or upgraded infrastructure;

         USER INSTALLED. DSL equipment can readily be installed by the end user without requiring on-site support from the service provider, a critical cost saving factor for the consumer and the service provider over other last mile technology solutions; and

         BROAD COVERAGE. Since virtually all businesses and homes worldwide have installed copper telephone wire connections for standard telephone service, representing more than one billion telephone lines, DSL access services can be made immediately available using the same copper wire for a large percentage of potential end users.

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

CHALLENGES TO DSL SERVICE PROVIDERS

   Telephone companies recognize that the satellite, wireless, fiber and cable service providers are serious threats to win consumer and business end users that have traditionally been served by them. As a result, to protect the business relationship with their existing customers and preserve the opportunity to increase revenue from additional services (such as Internet access and additional voice services), telephone companies worldwide have invested and continue to actively invest resources in the rapid deployment of DSL. As of December 31, 2002, worldwide DSL subscriptions totaled more than 35.0 million, growing from 19.0 million at the end of 2001.

   DSL service providers are currently in various stages of worldwide deployment. To continue to be a compelling alternative to other broadband data and transmission alternatives, DSL service providers must:

          o Meet data transmission rate requirements to satisfy end user bandwidth needs;

          o Meet central office DSLAM equipment constraints for size, power, performance and reliability;

          o Meet customer premises equipment constraints for feature sets and ease of installation and use;

          o   Reach a large potential end user base;

          o Make it trouble-free for customers to obtain and install the service;

          o Provide low equipment, installation, service and maintenance costs; and

          o   Be tested and proven through field deployment.

CHALLENGES TO DSL EQUIPMENT MANUFACTURERS

     The projected growth of DSL subscribers worldwide will drive demand from service providers for innovative broadband products and services at attractive prices. To take advantage of this demand opportunity, DSL equipment manufacturers must design next generation products that overcome the challenges presented by the stringent and varying feature, function, performance and cost demands of the worldwide service providers. Equipment manufacturers must meet challenges in each of the following areas:

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

          o SIZE CONSTRAINTS. DSL systems must physically fit within the local telephone company's existing infrastructure. This constraint has challenged equipment manufacturers to develop DSLAMs that support hundreds of DSL local loop lines in the smallest amount of physical space;

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

THE OPPORTUNITY FOR DEVELOPERS OF INTEGRATED CIRCUITS

   We believe that equipment manufacturers can best meet the challenges described above by designing their system-level products with System-On-Chip integrated circuit and software solutions. Using a System-On-Chip solution will enable equipment manufacturers to achieve increased programmability while meeting the service providers' increasing demand for products that use less power and space. System-On-Chip solutions also help satisfy the goals of lower cost and higher performance.

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

   Realizing the benefits of System-On-Chip solutions as well as their limitations in creating such solutions, DSL equipment manufacturers are turning to integrated circuit developers, like GlobespanVirata, to bring high-performance, cost-effective solutions to market.

THE GLOBESPANVIRATA SOLUTION

         We are a leading worldwide provider of DSL highly integrated circuits, software and system designs that enable high-speed data, voice and video transmission over the local loop. As such, we are well positioned to deliver to equipment manufacturers and service providers, products to meet the challenge of the last mile bottleneck. We have over eight years of field experience in implementing DSL technology. We have sold our products to more than 400 telecommunications equipment manufacturers for incorporation into their products, which have been used in systems deployed by more than 50 worldwide telephone service providers in more than 30 countries. Approximately 525 of our employees are involved in product development and customer support. The breadth of our employee base combined with our extensive understanding of DSL in the field has resulted in GlobespanVirata having one of the most comprehensive knowledge bases in the industry. Our expertise has also been enhanced through the acquisition of technology companies with knowledge in voice processing, application specific network processing, communication protocols, and data switching, routing and security. As a result, we understand the requirements for DSL system solutions in all communication network architectures, including asynchronous transfer mode, or ATM, and Internet protocol, or IP, as well as packet and cell aggregation, switching and traffic management, voice and video transmission, voice gateways and auto-configuration for plug and play installations.

     We believe that the depth and breadth of our experience and expertise in the broadband field and the broad range of our technological solutions distinguish us from our competitors. Among our key areas of expertise are:

           BREADTH OF DSL EXPERTISE. We have expertise in both asymmetric DSL, or ADSL, and symmetric DSL, or SDSL, applications. DSL configurations that we offer include ADSL, HDSL, HDSL2, HDSL4, SHDSL and VDSL.

           ADVANCED SYSTEM-LEVEL EXPERTISE. Our system-level expertise enables us to offer multiple system functions that can be incorporated cost-effectively into complete System-On-Chip solutions. These solutions allow for the optimization of the performance, cost and time to market of system products used to deliver network services using DSL access. Additionally, our system-level expertise allows us to provide comprehensive step-by-step reference design guides to our customers in order to enable them to rapidly bring innovative DSL systems products to market. The local loop environment is characterized by various impairments that affect DSL operations and make reliable high-speed data, voice and video transmission difficult to achieve. To minimize the effects of these impairments on the reliability and quality of services provided by DSL access, we will continue to incorporate our system-level understanding of these factors into our DSL chip set system solutions.

           SOFTWARE EXPERTISE. Our chip sets are highly programmable. With our chips, our customers are able to enhance or reconfigure their products through downloads of our software rather than through costly replacement or modification of their installed DSL system products. This flexibility enables telecommunications service providers to add features and optimize performance to keep current with changing industry requirements, including features and standards compliance. It also allows us to deliver a common chip set platform that delivers ADSL and SDSL services with a wide range of feature options through software control.

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

           SIGNAL CONVERSION EXPERTISE. Signal conversion is an area of expertise that allows us to transform digital signals into analog signals that are suitable for transmission over copper telephone wires. Our analog front-end includes a custom integrated circuit that performs the signal conversion function, as well as a combination of discrete components such as resistors, capacitors, linear amplifiers and transformers. Our analog front-end provides several programmable analog functions critical to achieving high-speed and long-reach performance and is capable of operating over a wide array of signal amplitudes and frequency ranges associated with different line codes.

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

    THE TECHNOLOGICAL ADVANTAGES OF OUR SOLUTIONS

     Using the areas of expertise highlighted above, we are able to create broad-based solutions with the following advantages:

           COMPLETE SYSTEM-ON-CHIP. Our System-On-Chip solutions integrate the functionality of multiple discrete components, memory and microprocessors and software that provide DSL transmission, framing, communication protocol handling, voice processing, data security, data switching and routing, and multiple data interfaces onto a single chip. Our System-On-Chip solutions for DSLAM products offer asymmetric and/or symmetric DSL functions to support multiple local loop lines in a single chip, which enables our DSLAM equipment manufacturers to design products to meet the size and power constraints requirements of the service providers. Our System-On-Chip solutions for home and business DSL products offer asymmetric or symmetric DSL functions with universal serial bus, or USB, peripheral component interconnect, or PCI, ATM, or Ethernet data interfaces and ATM and IP protocols on a single chip. We also offer application software enabling our customers to design products to meet the easy-to-install and use requirements of the end user.

           HIGH-PERFORMANCE. Our chip sets are capable of performing billions of operations per second. We believe the high-performance capability of our chip sets enables us to deliver one of the industry's longest loop reach per data transmission rates which allows telecommunications service providers to offer services to a larger customer base.

           COMPETITIVE TOTAL SYSTEM COST. The high levels of integration in our System-On-Chip solutions for central office equipment and customer premise products minimize total system cost. Highly integrated solutions lead to low power consumption and density advantages, thereby maximizing the number of local loop lines that can be incorporated into a single broadband DSLAM system product. Higher system density enables service providers to connect a larger number of end users with their central office DSLAM equipment thereby reducing total cost per end user. The high level of integration in our System-On-Chip solutions used in home and business products offer multiple system functions in a single chip, thereby minimizing equipment manufacturers' materials cost and the manufacturing time required to produce the product.

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

    MAXIMIZE DESIGN WIN MARKET SHARE. Our strategy is to maximize the number of design wins with both new and existing customers. A design win represents a customer's initial commitment to develop a product incorporating our chip sets. We believe design wins are strategically important because once a customer has designed our chip sets into its product, that customer is more likely to continue to choose our solutions for additional products. Furthermore, achieving the broadest number of design wins creates an opportunity to capitalize on the success of any one of our customers' products, a particularly important factor in the rapidly developing broadband market. We maximize our ability to compete for design wins by using our experienced sales and marketing organizations to both access the greatest number of customers and further penetrate our existing customer base.

    TARGET ALL APPLICATIONS WITHIN THE DSL SEGMENT. Our strategy is to provide the necessary technologies to enable all applications within the DSL segment. We are currently shipping chip sets based upon ADSL, HDSL, HDSL2, HDSL4, VDSL, SDSL and SHDSL technologies. Our chip sets are used in both central office and home and business locations to enable high-speed data, voice and video applications such as Internet access, voice and video over DSL, telecommuting and networking among branch offices. We have introduced multi-mode asymmetric and symmetric chip sets that interoperate with all applicable coding techniques, or line codes, and we will continue to monitor industry trends and refine our product development efforts to target emerging DSL data, voice and video applications.

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

    EXPAND OUR RESOURCES AND CAPABILITIES. Our strategy is to maintain and expand upon our position as one of the largest organizations dedicated to DSL system solutions and to leverage our core competencies and capabilities to comprehensively support our growing customer base and the continued deployment of DSL. We will continue to seek acquisition opportunities that meet our strict financial and technical requirements and that also allow us to enhance our core competencies, better support our customers through increased offerings and enhance shareholder value. We are currently investing substantial development resources in system-level knowledge, communications algorithms, signal processing and signal conversion, voice compression, echo cancellation, data switching, routing and security, application specific network processing, and communication protocols. We are devoting resources to enhance our high-performance algorithms and to increase system integration by embedding more system functions on a single integrated circuit. We will continue to work closely with our customers to develop new and enhanced solutions that address next-generation DSL network market opportunities.

   DRIVE INDUSTRY STANDARDS. We actively participate in the formulation of world-wide industry standards for broadband network access markets. We believe such participation accelerates and expands the development of markets for our products and provides valuable insights and relationships, which assist us in directing our product development efforts to target emerging market opportunities.

PRODUCTS

    We offer a broad suite of chip set solutions for DSL, and network processing. Our product offerings include various combinations of digital signal processors, network or communication processors, integrated software on silicon, and analog front-end chips, line drivers and reference design guides. Many of our chip sets utilize common circuit blocks that leverage our overall product development resources and expedite our overall time to market.

DSL PRODUCTS

   We have designed a family of System-On-Chip integrated circuits for use in home and business DSL products that incorporate a combination of multiple system functions. We offer solutions for both the equipment that resides in a service provider's central office as well as for the equipment that resides in the customer's premise. Solutions can optionally include a DSL asymmetric or symmetric modem, an application specific network processor, and Ethernet, PCI or USB data interface.

ASYMMETRIC CENTRAL OFFICE CHIP SETS:  TITANIUM FAMILY

   Our asymmetric digital subscriber line, commonly referred to as ADSL, chip sets, marketed as Titanium, provide cost-effective, high-speed local loop access for Internet and other applications where downstream transmission rates to end users are faster than upstream transmission rates from end users. This asymmetric transmission is provided over one pair of copper telephone wires with downstream data transmission rates ranging from 32 Kbps to 16 Mbps or faster. ADSL also allows the telephone line to be used simultaneously for standard telephone voice service and data transmission. Our Titanium family of chip sets are multi-port in density, ranging from 4 to 24 ports per digital signal processor chip and from 4 to 8 ports per analog front-end chip.

   Our ADSL chip sets are designed to meet the American National Standards Institute, or ANSI standard specification T1.413, and International Telecommunications Union, or ITU, standard G.992.1 for 8 Mbps configuration (known also as G.dmt), including Annex A, B and C options to these standards. Our chip sets also meet ITU standard G.992.2 (known as G.Lite), exceeding the standard's 1.5 Mbps specification with speeds up to 4 Mbps. Additionally, our chip sets offer enhanced data rates of up to 16Mbps and faster, compliant with newer standards that are being established.

   SYMMETRIC CENTRAL OFFICE CHIP SET: ORION FAMILY

   Our symmetric digital subscriber line, also known as SDSL, chip sets, marketed as Orion, provide cost-effective network access where downstream transmission rates to end users are the same as upstream transmission rates from end users. Our SDSL chip sets are available in different DSL configurations, including IDSL, HDSL, HDSL2, HDSL4 and G.SHDSL. The most popular symmetric configuration is G.SHDSL, which delivers symmetric data rates from 192 Kbps to
2.3 Mbps over one standard copper wire pair and up to 4.6 Mbps over two copper wire pairs at distances much greater than traditionally deployed SDSL solutions. Additionally, the extended reach of G.SHDSL allows service providers to increase their customer service area by 30%. Our Orion family of chip sets are also multi-port in density, ranging from 2 to 8 ports per chip.

   CONVERGENCE PLATFORM FOR THE CENTRAL OFFICE: TITANIUM G24

   Our Titanium G24 solution supports both ADSL and G.SHDSL standards on a single platform. The Titanium G24 convergence platform is a high-density solution with 24 channels capable of supporting asymmetric data rates of up to 16 Mbps and higher and symmetric rates of up to 4.6 Mpbs on a single chip.

   CUSTOMER PREMISE EQUIPMENT CHIP SETS: TITANIUM USB, TITANIUM PCI, TITANIUM PLUS E'NET AND ARGON

   We offer both asymmetric and symmetric DSL CPE chip sets used in the equipment that resides in the end user's home or office. Our Titanium USB chip set provides ADSL network access through a personal computer USB connection. Our Titanium PCI chip set provides ADSL network access through a PCI interface. ADSL network access with router and bridge capabilities through Ethernet connections are provided by our Titanium Plus E'Net and Argon chip sets. Our asymmetric DSL CPE products support Annex A, B and C standards to meet all international DSL market needs.

   COMMUNICATIONS AND NETWORK PROCESSORS

   We have three families of communications and network processor products:
Helium, Nitrogen and Columbia. Our Helium family of communications processors is a range of programmable single chip devices that are used primarily in CPE products to provide network communication functions and added value features for the end user. These chips are highly integrated solutions that include PCI, USB, and Ethernet controllers as well as flexible expansion interfaces to enable customers to add capabilities such as home wireless networking. The Nitrogen family of communications products is optimized for IP/Ethernet applications only and are targeted for use in residential gateway and home networking products. We are currently sampling a programmable network communications processor, Columbia, which combines both hardware and software implementations to yield high performance and flexible processing of communication protocols used in DSL network access systems. This product performs ATM and IP processing, traffic management and aggregation of multiple symmetric or asymmetric DSL access line into a single high-speed connection into the wide area network. We expect that this product will be primarily used in DSLAMs and equipment designed for use in digital loop carriers and multi-dwelling or business multi-tenant unit applications. Our network communications processor also has applications in voice gateway cards, multi-service wide area network switches and edge routers. The product's flexible hardware and software implementation will also permit a seamless migration from today's predominantly ATM networks to tomorrow's converged IP networks.

   Our ISOS TM software works in combination with the Helium and Nitrogen chips to manage data, routing, bridging, switching and protocol conversions needed to encapsulate and route information packets. Additional features of these products include system management, firewall security, embedded web server, auto-configuration of DSL services and Universal Plug-and-Play, also called UPNP. We also offer customers a full set of software development tools including compilers, linkers and other special-purpose tools to enable the customer to design additional applications.

   VOICE PROCESSING PRODUCTS

    Voice over Packet, or VoP, solutions enable telecom carriers to move their voice services away from traditional circuit-switched networks to packet-based networks, thereby reducing operational costs and providing a lower cost alternative to traditional telephone services. Our products meet the requirements of both competing protocols for this emerging standard, IP and ATM. We offer complete and scaleable voice over DSL and voice over IP solutions for CPE applications. Additionally, our software offers solutions for a wide variety of voice and telephone applications.

SALES, MARKETING AND TECHNICAL SUPPORT

   Our sales and marketing strategy is to expand the breadth of our customer base by using our extensive worldwide sales organization. As of December 31, 2002, we employed approximately 100 sales, marketing and technical support professionals. Our sales managers are dedicated to principal customers to promote close cooperation and communication. In addition, our design and applications engineering staff is actively involved with customers during all phases of design and production and provides customer support through our worldwide sales offices, which are generally in close proximity to customers' facilities. To complement our direct sales and customer support efforts, we also utilize independent manufacturers' representatives to support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

   Providing comprehensive DSL reference design guides to our customers is integral to our sales strategy. Our design materials are intended to enable our customers to effectively incorporate our chip sets into their DSL systems and to achieve a faster time-to-market, which reduces the necessary level of customer support and allows for a greater allocation of our sales effort to target future design wins. Our comprehensive, step-by-step reference design guides include schematics, bills of materials, circuit board layouts, application interface programs, debug guides and software. Our reference design guides enable equipment manufacturers to bring innovative products to market quickly and cost-effectively. Our advanced technical support and comprehensive field support also ensures that our customers' products perform optimally in real world deployment environments.

CUSTOMERS

   We have sold our products worldwide to over 400 telecommunications equipment manufacturers. Our chip sets are incorporated by our customers into the following products:

              o DSLAMs, which are used to terminate hundreds of lines in a central office and aggregate them onto high-speed lines for transmission to the communications backbone;

              o DSL network interface units, which are customer premise products that enable high-speed data transmission over the local loop;

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

   We depend on a relatively small group of customers, the composition of which has varied over time, for a large percentage of our revenues. In the years ended December 31, 2002, 2001 and 2000, our top customers, defined as those customers who individually represented at least ten percent of our net revenues accounted for 14.0%, 39.5%, and 63.0%, respectively, of our total net revenues. In 2002, our top customer was Ambit Microsystems, which accounted for 14.0% of our net revenues. In 2001, our top customers were Lucent Technologies and Cisco Systems, which accounted for 27.0% and 12.5% of our net revenues. In 2000, our top customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 28.0%, 23.7% and 11.3% of our net revenues, respectively. We do not have long-term contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease purchasing our products at any time. Many of our customers purchase our products indirectly through contract manufacturers. These third party manufacturers are typically responsible for ordering and paying for our products.

PRODUCT DEVELOPMENT

   Our core engineering team has substantial expertise in DSL system solution technology including DSL modems, network processors, voice compression, very large scale integration, or VLSI, algorithms and network communications software. Since our founding in August 1996, we have invested significant resources to expand our product development group. As of December 31, 2002, approximately 525 employees were engaged in product development activities. These engineers are involved in advancing our technology core competencies and our product development activities. Recently, we have been devoting a significant portion of our research and development expenditures to products incorporating network processors, voice processing, and data switching, routing, and security technologies into our integrated circuits and software solutions for the DSL market.

   We believe that we must continually enhance the performance and flexibility of our current products, and successfully introduce new products to maintain our leadership position. Our research and development expenditures in the years ended December 31, 2002, 2001 and 2000 were $155.9 million (including $28.6 million of non-cash compensation), $132.8 million (including $22.9 million of non-cash compensation), and $113.4 million (including $16.8 million of non-cash compensation).

MANUFACTURING

   We do not own or operate a semiconductor fabrication, packaging or test facility. Currently, we depend primarily on Agere Systems, United Microelectronics Corporation, or UMC, and Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC, to deliver to us sufficient quantities of semiconductor wafers. Agere Systems delivers to us assembled and fully-tested devices. UMC and TSMC deliver to us semiconductor devices in wafer form that we, in turn, have assembled and tested at various subcontract assembly and test companies located primarily in Asia. We have also relied on Zilog, Inc. and LSI Logic Corporation to manufacture certain of our products.

   We have had a series of manufacturing arrangements with Agere Systems, the latest of which became effective in March 1999. Under this agreement, Agere Systems will fill orders for chip sets in accordance with agreed-upon quantity, price, lead-time and other terms. This agreement, however, does not guarantee that Agere Systems will adequately fill our orders for current chip sets (either in quantity or timing), or that we will be able to negotiate mutually satisfactory terms for manufacturing our future chip sets. Further, Agere Systems has the right to discontinue the supply of any chip set upon 12 months' notice (as long as Agere Systems fills our orders for commercially reasonable quantities of that chip set during the notice period). In addition, Agere Systems' ability to manufacture our chip sets is limited by its available capacity, and under some circumstances, Agere Systems may allocate its available capacity to its other customers.

   In October 1999, we entered into an agreement with TSMC, which also provides for a five-year term and is terminable by the supplier upon 12 months' advance notice to us. TSMC will still fill our orders for commercially reasonable quantities of product during the 12-month notice period.

   We have an agreement with UMC that became effective in December 1999 which provides us with the ability to obtain delivery of specified chip sets in accordance with the agreement's terms. Although the UMC agreement provides for a term of five years, with subsequent one-year renewals, the supplier may cancel the agreement upon 12 months' advance notice to us. Although UMC would still be required to fill our orders for commercially reasonable quantities of product during the twelve-month notice period, the termination of this agreement by UMC could cause a disruption to our business.

   On some occasions we have experienced delays and may in the future experience delays in receiving products from Agere Systems, UMC, TSMC or other manufacturing partners. Any problems associated with the delivery, quality or cost of wafer fabrication, assembly or testing of our products could adversely affect our business, financial condition and results of operations. If we are required for any reason to seek a new manufacturer of the chips or chip sets presently manufactured by our current manufacturing partners, we could experience a serious adverse impact on our business. Such a new manufacturer may not be available and, in any event, switching to a new manufacturer would require a delay of six months or more and would involve significant expense and disruption to our business. We intend to continue to secure multiple sources of wafer fabrication, assembly and test to reduce our dependence on any single source, provide additional manufacturing capacity, and access diverse manufacturing technologies. There can be no assurance that we will be able to successfully qualify and secure such additional sources of supply.

COMPETITION

   We primarily compete with providers of integrated circuits for the DSL market. The DSL chip set market is intensely competitive. We expect competition to intensify further as current competitors expand their product offerings and new competitors enter the market. Our customers place a premium on interoperability and compliance with open standards in our products. Consequently, our industry is marked by low barriers to entry and continual change in the competitive landscape. We believe that we must compete on the basis of a variety of factors, including time-to-market, functionality, conformity to industry standards, performance, price, breadth of product lines, product migration plans and technical support.

   We believe our principal competitors include:

          o for asymmetric DSL products, Analog Devices, Aware Inc., Broadcom Corporation, Centillium Communications, Conexant Systems, Infineon Technologies, Intel Corporation, Samsung Electronics, ST Microelectronics, and Texas Instruments;

          o for symmetric DSL products, Adtran, Conexant Systems, Infineon Technologies, and MetaLink;

          o for VDSL products, Broadcom Corporation, Ikanos Communications, Inc. and Infineon Technologies;

          o for communications and network processor products, Intel Corporation, Motorola Corporation, Texas Instruments and various providers of application-specific integrated circuits;

          o for home router products, ADMTek, Broadcom Corporation, Conexant Systems and Samsung; and

          o for voice compression products, Broadcom Corporation, Centillium Communications and Texas Instruments.

   From time to time new competitors may enter these markets and existing competitors may exit.

   Many of our competitors have greater name recognition, their own manufacturing capabilities, significantly greater financial and technical resources, and the sales, marketing and distribution strengths that are normally associated with large multinational companies. These competitors may also have pre-existing relationships with our customers or potential customers. These competitors may compete effectively with us because in addition to the above-listed factors, they can introduce new technologies faster and address customer requirements or devote greater resources to the promotion and sale of their products than we do. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

   The DSL market has become increasingly subject to price competition driven by the lowest cost providers of DSL systems. We anticipate that average per unit selling prices of DSL chip sets will continue to decline as product technologies mature. If we are unable to reduce our costs sufficiently to offset declines in the average per unit selling prices or are unable to introduce new higher performance products with higher average per unit selling prices, our operating results may be adversely impacted. Since we do not manufacture our own products, we may be unable to negotiate volume discounts with our foundries in order to reduce the costs of manufacturing our chip sets in response to declining average per unit selling prices. Many of our competitors are larger, with greater resources and therefore may be able to achieve greater economies of scale and be less vulnerable to price competition. Our inability to achieve manufacturing efficiencies may also have an adverse impact on our operating results.

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

   We rely in part on patents to protect our proprietary technologies and processes and to enhance our ability to obtain cross-licenses of intellectual property from others either to obtain access to intellectual property we do not possess or to resolve potential intellectual property claims against us. As of December 31, 2002, we had approximately 105 patents in the United States and a number of issued and pending patents in other countries. These patents principally cover various aspects of systems and features relating to telecommunications technologies and telecommunications products, including aspects specifically pertaining to particular DSL algorithms and DSL communications systems. These patents have expiration dates ranging from 2009 to 2022. In addition, as of December 31, 2002, we had approximately 240 patent applications pending in the United States Patent and Trademark Office. These patents may never be issued. Even if these patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection for our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions, licenses and mask work protection under the Federal Semiconductor Chip Protection Act of 1984. It is our policy to require customers to obtain a software license contract before we provide them with certain computer programs. We also typically enter into confidentiality agreements with our employees, consultants and customers and seek to control access to, and distribution of, our other proprietary information.

   The laws of some foreign countries do not protect our proprietary rights as extensively as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in such countries, some of which are countries in which we have sold and continue to sell products. There is also a risk that our means of protecting our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

EMPLOYEES

   As of December 31, 2002, we had approximately 700 full-time employees, including 525 employees engaged in product development, 100 engaged in sales, marketing and technical support and 75 engaged in general and administrative activities.

   Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

   Our website is www.globespanvirata.com. We have begun to make available on this website, free of charge, access to our annual, quarterly and current reports and other documents filed by us with the Securities and Exchange Commission as soon as reasonably practical after the filing date.

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

   If our operating results are below the expectations of public market analysts or investors, the market price of our common stock may decline significantly. Due to our acquisitions accounted for as purchases, we have incurred substantial non-cash compensation and amortization expenses and may incur similar expenses associated with potential future transactions.

   These variations in our operating results may be caused by factors related to the operation of our business, including:

          o changes in the timing and size of semiconductor orders from, and shipments to, our existing and new customers;

          o the loss of or decrease in sales to a significant customer or a failure to complete significant transactions;

          o the effectiveness of our expense and product cost control and reduction efforts;

          o the mix of our products shipped with different gross margins, including the impact of volume purchases from our large customers at discounted average selling prices;

          o fluctuations in the manufacturing yields of our third party semiconductor foundries and other problems or delays in the fabrication, assembly, testing or delivery of our products;

          o the timing and size of expenses, including operating expenses and expenses of developing new products and product enhancements;

          o         the volume and average cost of products manufactured; and

          o         our ability to attract and retain key personnel.

   Variations will also be caused by factors related to the development of the DSL market and the competition we expect to face from other DSL chip set suppliers, including:

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

          o economic and market conditions in the semiconductor industry and the broadband communications markets, including the effects of the current significant economic slowdown; and

          o international conflicts and acts of terrorism and the impact of adverse economic, market and political conditions worldwide.

THE GENERAL ECONOMIC SLOWDOWN, AND SLOWDOWN IN SPENDING IN THE
TELECOMMUNICATIONS INDUSTRY SPECIFICALLY, HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

   During 2001 and 2002, we, like many of our customers and competitors, were adversely impacted by a global economic slowdown. This slowdown has resulted in a decrease in spending on DSL equipment by service providers and lower-than-expected sales volume for DSL equipment manufacturers. Beginning in 2001, the telecommunications markets which we serve were characterized by dramatic decreases in end-user demand and high levels of channel inventories that reduced visibility into future demand for our products. As a result of this sharply reduced demand across our product portfolio, we recorded $80.8 million of inventory write-downs in 2001. We have not yet fully recovered from the effects of these unfavorable economic conditions and are unable to predict the timing, strength and duration of the economic recovery in the semiconductor and broadband communications markets. These conditions make it extremely difficult for our customers, vendors and for us to accurately forecast and plan business activities. If any of these conditions continue or worsen, it could result in lower than expected demand for, or lower than expected average selling prices of, our products and could have a material adverse effect on our revenues and results of operations generally, which could cause the market price of our common stock to decline.

PRICE COMPETITION AMONG OUR COMPETITORS AND VOLUME PURCHASES BY LARGE CUSTOMERS MAY RESULT IN A DECLINE OF THE GROSS MARGINS FOR OUR PRODUCTS IN THE FUTURE.

   We expect that price competition among our competitors and volume purchases of our products at discounted prices may reduce our gross margins in the future. We anticipate that average per-unit selling prices of established DSL products will continue to decline as product technologies mature. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products. Since we do not manufacture our own products, we may be unable to reduce manufacturing costs in response to declining average per-unit selling prices. Many of our potential competitors are larger, with greater resources, and therefore may be able to achieve greater economies of scale and are less vulnerable to price competition.

   Further, we expect that average per-unit selling prices of our products will decrease in the future due to volume discounts to our large customers. These declines in average per-unit selling prices will generally lead to declines in gross margins for these products.

OUR RESTRUCTURING AND REORGANIZATION EFFORTS COULD RESULT IN THE EROSION OF EMPLOYEE MORALE, LEGAL ACTIONS AGAINST US AND MANAGEMENT DISTRACTIONS, AND COULD IMPAIR OUR ABILITY TO RESPOND RAPIDLY TO GROWTH OPPORTUNITIES IN THE FUTURE.

   As a result of the continuing significant economic slowdown and the related uncertainties in the technology sector and semiconductor industry, we have adopted and continue to adopt and implement a restructuring plan. The plan focuses on cost reductions and operating efficiencies, and includes workforce reductions. Additionally, in connection with our merger with Virata Corporation, we implemented a reorganization plan, which consisted primarily of eliminating redundant positions and consolidating our worldwide facilities. The recent workforce reductions resulting from these plans could result in an erosion of morale, and a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination or other claims relating to compensation asserted by employees directly affected by the reductions. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring and reorganization efforts will be successful, that future operations will improve, or that the completion of the restructuring will not disrupt the Company's operations. These plans may also adversely impact our ability to respond rapidly to any renewed growth opportunities in the future. Management continues to evaluate our organization and may implement further restructuring actions in the future.

WE HAVE A HISTORY OF LOSSES, AND WE WILL INCUR SUBSTANTIAL LOSSES IN THE FUTURE, WHICH MAY PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY OR POSITIVE CASH FLOW.

   We incurred a net loss of $655.0 million, $377.5 million, and $153.1 million in the years ended December 31, 2002, 2001, and 2000, respectively. We expect to continue to incur net losses, and these losses may be substantial. Because of substantial operating expenses, we will need to generate significant quarterly revenues to achieve profitability or positive cash flow. Even if we do achieve profitability, we may not be able to sustain or increase profitability or cash flow on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

          o the rate of market acceptance of our products and the demand for equipment that incorporates our products;

          o    changes in industry standards governing DSL technologies;

          o    the extent and timing of new customer transactions;

          o personnel changes, particularly those involving engineering and technical personnel;

          o    regulatory developments; and

          o    general economic trends.

   Due to these factors, we may not be able to achieve or sustain profitability or positive cash flow. Thus, our ability to continue to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A SIGNIFICANT AMOUNT OF OUR NET REVENUES.

   A relatively small group of customers, the composition of which has varied over time, account for a large percentage of our net revenues. We expect this trend to continue. Our business will be seriously harmed if we do not generate as much revenue as we expect from our largest customers, or experience a loss of any of these customers or suffer a substantial reduction in orders from these customers. We define our largest customers as those customers who individually represented at least 10% of our net revenues. For the year ended December 31, 2002, we had one large customer, Ambit Microsystems, which accounted for 14.0% of our net revenues. For the year ended December 31, 2001, our largest customers were Lucent Technologies and Cisco Systems which accounted for 27.0% and 12.5% of our net revenues, respectively. For the year ended December 31, 2000, our largest customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 28.0%, 23.7% and 11.3% of our net revenues, respectively.

   We do not have long-term purchase contracts with any of our customers that obligate them to continue to purchase our products and these customers could cease to purchase our products at any time. It is also possible that equipment manufacturers may design and develop internally, or acquire, their own semiconductor technology, rather than continue to purchase these products from third parties like us. If we are not successful in maintaining relationships with key customers and winning new customers, sales of our products may decline. In addition, because a significant portion of our business has been and is expected to continue to be derived from orders placed by a limited number of large customers, variations in the timing of these orders can cause significant fluctuations in our operating results.

   Furthermore, we do not have a substantial non-cancelable backlog of orders; our customers can generally cancel or reschedule orders upon short notice. The cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in us holding excess or obsolete inventory, which has resulted and could again in the future result in write-downs of inventory that would have a material adverse effect on our operating results.

BECAUSE WE RELY ON THE TECHNOLOGY OF THIRD PARTIES, THE LOSS OF OR INABILITY TO OBTAIN THE THIRD PARTY TECHNOLOGY COULD RESULT IN INCREASED COSTS OR DELAYS IN THE PRODUCTION OR IMPROVEMENT OF OUR PRODUCTS.

     We currently license technology of third parties to develop and manufacture our products. If any of these third party providers were to change their product offerings or terminate these licenses, we would incur additional developmental costs and, perhaps, delays in production, or be forced to modify our existing or planned software product offerings. In addition, if the cost of any of these third party licenses or products significantly increases, we could suffer a resulting increase in costs or delays in our ability to manufacture our products or provide complete customer solutions and this could harm our results of operations. We cannot be sure that such third party licenses or substitutes will be available on commercially favorable terms.

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

WE MAY INCUR SUBSTANTIAL EXPENSES DEVELOPING PRODUCTS BEFORE WE EARN ASSOCIATED NET REVENUES AND ULTIMATELY MAY NOT SELL A LARGE VOLUME OF OUR PRODUCTS.

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

   Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. During 2002, the Company recorded a charge of $493.6 million to reduce goodwill and other intangible assets recorded in connection with its various acquisitions, based upon the amount by which the carrying amount of these assets exceeded their fair value. We expect that future acquisitions will result in our recording of additional goodwill.

   Future acquisitions may also require us to use substantial portions of available cash as all or a portion of the purchase price. Acquisitions may also materially and adversely affect our results of operations because they may require large one-time write-offs, increased debt or contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to tangible and intangible assets.

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

IF LEADING EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS INTO SUCCESSFUL PRODUCTS, SALES OF OUR PRODUCTS WILL SIGNIFICANTLY DECLINE.

   Our products will not be sold directly to the end user; rather, they will be components of other products. As a result, we must rely upon equipment manufacturers to design our products into their equipment. We must further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve adequate sales volume of products, which would have a negative effect on our results of operations. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these DSL equipment manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the DSL equipment manufacturing industry, or if a small number of DSL equipment manufacturers otherwise dominate the market for DSL equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading DSL equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

IF OUR CUSTOMERS EXPERIENCE COMPONENT SUPPLY SHORTAGES, OUR NET REVENUES AND OPERATING RESULTS MAY DECLINE.

   The semiconductor industry from time to time is affected by limited supplies of certain key components and materials. We will rely on customers, broadband and DSL equipment manufacturers, to produce reliable, successful DSL systems by incorporating our products into their products. In the past, there have been industry-wide shortages of electronic components, such as capacitors. In some cases, supply shortages of particular components or materials will substantially curtail production of products using these components. We cannot guarantee that we would not lose potential sales from customers if key components or materials are unavailable to them, and as a result, we are unable to maintain or increase our production levels.

RAPID CHANGES IN THE MARKET FOR DSL PRODUCTS MAY RENDER OUR SOLUTIONS OBSOLETE OR UNMARKETABLE.

   The market for our products is characterized by:

          o    intense competition;

          o    rapid technological change;

          o    frequent new product introductions by competitors;

          o    changes in customer demands; and

          o    evolving industry standards.

   Beginning in 2001, the telecommunications markets which we serve were characterized by dramatic decreases in end-user demand and high levels of channel inventories that reduced visibility into future demand for our products. As a result of this sharply reduced demand across our product portfolio, we recorded $80.9 million of inventory write-downs in 2001. Additionally, the life cycles of some of our products will depend heavily upon the life cycles of the end products into which our products will be designed. Products with short life cycles require us to closely manage production and inventory levels. We cannot assure you that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not materially and adversely affect us.

   Any of these factors could make our existing or proposed products obsolete or unmarketable. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operations will be seriously harmed.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS TO MANUFACTURE OUR PRODUCTS, AND ANY DISRUPTION IN ANY OF THESE RELATIONSHIPS COULD PREVENT US FROM SELLING OUR PRODUCTS OR RESULT IN SIGNIFICANT COSTS OR DELAYS.

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

   Our DSL chip designs are customized by a third-party foundry for their specific manufacturing processes and IP cores. In order to second source or switch foundry providers, our products would need to be redesigned for the process technology and IP cores of the respective foundry. If we are required for any reason to seek a new manufacturer of our products, a new manufacturer may not be available and, in any event, switching to a new manufacturer would require six months or more and would involve significant expense and disruption to our business. From time to time, there are shortages in worldwide foundry capacity. Such shortages, if they occur, could make it more difficult for us to find a new manufacturer of our products if our relationship with any of our suppliers is terminated for any reason.

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING OUR SEMICONDUCTOR WAFERS TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION, WHICH MAY RESULT IN REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

      In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which has resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If we or our foundries experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US OR OUR CUSTOMERS TO STOP SELLING PRODUCTS OR PAY MONETARY DAMAGES.

   There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of those intellectual property rights may bring patent infringement litigation against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. As a result of the merger with Virata, we expect to have significantly greater revenues, operations in more countries, and more employees than either our company or Virata had individually prior to the merger. As a result, it can be expected that some third parties who believe that they have claims against either company but chose not to assert those claims because of the size of each individual company prior to the merger, may now believe that those claims against the larger combined company may be advantageous.

   We have received correspondence, including a proposed licensing agreement, from Texas Instruments (as successor to Amati Corporation) stating that Texas Instruments believes that it owns or has exclusive licensing rights to a number of patents that it believes are required for some products to be compliant with certain ADSL industry standards, including the ANSI standard specification T1.413. These industry standards are based on the DMT line code. We have introduced products that we believe are compliant with these industry standards. Texas Instruments has offered us licenses to these patents on terms that were not deemed acceptable. If we are not able to agree on license terms in the near future, we believe that it is likely that we will become engaged in intellectual property litigation with Texas Instruments. We are also a party to various other inquiries or claims in connection with intellectual property rights and could be subject to similar claims, like the Texas Instruments claim, by third parties in the future. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event that we are adjudicated to infringe a patent, we could be required to obtain a license, pay substantial damages, and/or have the sale of our products stopped by an injunction.

   We will have obligations to indemnify customers under some circumstances for infringement of third-party intellectual property rights. From time to time, we have received letters from customers inquiring as to the scope of these indemnity rights. If any claims from third-parties require us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed. Moreover, we may be subject to claims based upon intellectual property licensed from third parties against whom we would have limited, if any, indemnification rights.

DESPITE OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY GAIN ACCESS TO OUR PROPRIETARY TECHNOLOGY AND USE IT TO COMPETE WITH US.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We have relied primarily on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, licenses and mask work protection under the Federal Semiconductor Chip Protection Act of 1984 to protect our intellectual property. In particular, we will have to rely on these measures to protect our intellectual property because, as a fabless semiconductor company, we will have third parties, including potential competitors, manufacture our products. Employees, consultants and customers have access to our proprietary and confidential information. Any misuse or misappropriation of this intellectual property could have an adverse impact on our business. We will continue to take steps to control access to, and the distribution of, our proprietary information. We cannot guarantee, however, that such safeguards will protect this intellectual property and other valuable competitive information.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY BE LESS EFFECTIVE IN SOME FOREIGN COUNTRIES WHERE INTELLECTUAL PROPERTY RIGHTS ARE NOT WELL PROTECTED BY LAW OR ENFORCEMENT.

   The laws of some foreign countries do not protect our proprietary rights as extensively as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in those countries, some of which are countries in which we have sold and we will continue to sell products. There is a risk that our efforts to protect proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property or if the laws of a foreign jurisdiction do not effectively permit such protection, it would be easier for our competitors to sell competing products.

BECAUSE THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES, WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL BE ACCEPTED IN THE MARKETPLACE OR CAPTURE MARKET SHARE.

   The market for software and communications semiconductor solutions is intensely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we will operate, we cannot be sure that any competitive advantages enjoyed by our products would be sufficient to establish and sustain our products in the market. Any increase in price or other competition could result in the erosion of our market share, and would have a negative impact on our financial condition and results of operations. We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. We believe that we must compete on the basis of a variety of factors, including:

          o   time to market;

          o   level of integration;

          o   functionality;

          o   conformity to industry standards;

          o   quality, reliability and performance;

          o   price and total system cost;

          o   breadth of product lines;

          o   new product innovation; and

          o   customer and technical support.

   We face competition from a variety of vendors, including software and semiconductor companies, which generally vary in size and in the scope and breadth of products and services offered. We also face competition from customers' or prospective customers' own internal development efforts. Many of the companies that compete or may compete in the future against us have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. These competitors may also have pre-existing relationships with our customers or potential customers. As a result, they may be able to introduce new technologies, respond faster to changing customer requirements or devote greater resources to the development, promotion and sale of their products than us. Our competitors may successfully integrate the functionality of our software and communication processors into their products and thereby render our products obsolete. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

   We believe our principal competitors include or will include Analog Devices, Broadcom Corporation, Centillium Communications, Conexant Systems, Infineon Technologies, Integrated Telecom Express, Intel Corporation, MetaLink, ST Microelectronics and Texas Instruments, as well as several privately held companies. In addition, there have been a number of announcements by other semiconductor companies and smaller emerging companies that they intend to enter the market segments adjacent to or addressed by our products. Moreover, many of our customers face significant competition in their markets. If these customers are unable to successfully market and sell the products that incorporate our products, these customers may cease to purchase our products, which may have a negative impact on our results of operations.

OTHER TECHNOLOGIES FOR THE HIGH-SPEED DATA TRANSMISSION MARKET COMPETE EFFECTIVELY WITH DSL SERVICES.

   DSL services are competing with a variety of different high-speed data transmission technologies, including cable modems, fiber optics, satellite and other wireless technologies. Many of these technologies compete effectively with DSL services. All of our products have been deployed in networks that use standard copper telephone wires. Copper telephone wires have physical properties that limit the speed and distance over which data can be transmitted. In general, data transmission rates over copper telephone wires are slower over longer distances and faster over shorter distances. If any technology that is competing with DSL technology is more reliable, faster, less expensive, accessible to more customers or has other advantages over DSL technology, then the demand for our chip sets and our revenues and gross margins may decrease.

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

   Our future success depends upon the continuing contributions of members of our key management, sales, customer support and product development personnel. The loss of any of such personnel could seriously harm us. We anticipate that the continued implementation of our restructuring plans, product development programs and upgrade of our operational and financial systems and procedures and controls will continue to require substantial management effort and place a significant strain on our existing management personnel. While certain key officers are subject to an employment agreement, we cannot be sure that we can continue to retain their services. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because DSL technology is specialized and complex, we need to recruit and train qualified technical personnel. There are many employers competing to hire qualified technical personnel and we may have difficulty attracting and retaining such personnel. Because stock options generally comprise a significant portion of our compensation packages for all employees, the recent substantial decline in the price of our common stock may make it more difficult for us to attract and retain key employees. Further, our competitors have recruited our employees in the past and may do so in the future. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development programs and could have an adverse effect on our business, financial condition and results of operations.

SALES TO CUSTOMERS BASED OUTSIDE OF THE UNITED STATES HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR NET REVENUES, WHICH EXPOSES US TO INHERENT RISKS OF INTERNATIONAL BUSINESS.

   Historically, a significant portion of our net revenues has been derived from customers outside of North America, and we expect this trend to continue. In 2002, approximately 79.8% of our net revenues were derived from customers outside of North America, of which 75.6% were derived from customers based in Asia, 4.1% were derived from customers base in Europe and 0.1% were derived from customers based in other international markets. In 2001, approximately 45.8% of our net revenues were derived from customers outside of North America, of which 39.5% were derived from customers based in Asia, 6.0% were derived from customers based in Europe, and 0.3% were derived from customers based in other international markets. In 2000, approximately 35.6% of our net revenues were derived from customers outside of the United States, of which 25.5% were derived from customers based in Asia, 3.0% were derived from customers based in Europe, and 7.1% were derived from customers based in other international markets. Our revenue distribution by geographic region is determined based upon customer ship to locations, which are not necessarily indicative of the geographic region in which the customer's equipment is ultimately deployed.

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

WE HAVE ANTITAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION.

   Some of the provisions of our restated certificate of incorporation and bylaws, and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, we have authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, our stockholders may not take actions by written consent, our stockholders are limited in their ability to make proposals at stockholder meetings and our directors may be removed only for cause and upon the affirmative vote of at least 80% of the outstanding voting shares. In addition, our Rights Agreement with American Stock Transfer & Trust Company, as rights agent, dated as of July 5, 2002, gives our stockholders certain rights that would substantially increase the cost of acquiring us in a transaction not approved by our board of directors.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR STOCKHOLDERS.

   We expect that our current cash and cash equivalents, together with internally generated funds, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. While we do not anticipate the need to raise additional funds in the foreseeable future, we may seek to acquire or invest in additional businesses, products or technologies which may require us to use our cash and investments. If, as a result of acquisitions or investments in additional businesses, products or technologies, we are required to raise additional funds, we cannot be certain that we will be able to obtain additional financing on acceptable terms, if at all. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

ITEM 2. PROPERTIES

   In February 2002, we purchased a 200,000 square foot building in Old Bridge, New Jersey for approximately $30.0 million. Prior to the acquisition of the facility, the Company was obligated to lease this facility under a long-term lease with the landlord. In conjunction with the purchase of the facility, the Company paid the landlord approximately $5.0 million to terminate the lease commitment. This facility is currently being held for sale and, depending on market conditions, the Company may lease all or a portion of the facility prior to sale. During 2001, we initiated and completed construction of a 7,000 square foot building in Noida, India for approximately $2.0 million.

   Our facility in Red Bank, New Jersey, currently comprises our corporate headquarters and includes administration, sales and marketing, research and development, and operations functions. A summary of our leased facilities is as follows:


Location                            Size                            Lease
--------                        (Square Feet)                  Expiration Date
                                -------------                  ---------------
Red Bank, NJ
Headquarters/office                100,000                         7/31/11
Irvine, CA
Office                             31,720                          8/31/05
Cambridge, UK
Office                             31,043                          3/24/21
Herzlia, Israel
Office                             30,440                          4/30/06
Eatontown, NJ
Warehouse                           9,200                          5/31/05
Santa Clara, CA
Office                              4,754                          7/31/03

         In addition, we lease various sales and marketing facilities in the United States, Japan, Taiwan, Korea, China and several other countries.

         We have subleased or are actively seeking subtenants for the following locations, which are still under lease:

Location                          Size              Lease           Sublease
--------                      (Square Feet)    Expiration Date       Status
                              -------------    ---------------       ------
Middletown, NJ                                                    Partially
Office                         78,120            3/31/03            sublet
Santa Clara, CA                                                    Seeking
Office                         47,432            8/05/04          subtenants
Andover, MA                                                        Seeking
Office                         19,773            2/28/06          subtenants
Paris, France                                                      Seeking
Office                         12,000            8/30/03          subtenants
Santa Clara, CA                                                    Seeking
Office                         64,750            3/31/08          subtenants
San Diego, CA
Office                         15,111            5/31/06        100% sublet
Maynard, MA                                                       Seeking
Office                         17,489            9/14/05         subtenants
Cupertino,                                                       Partially
Office                          21,580           1/31/07           sublet
Raleigh, NC
Office                          42,972          11/30/10        100% Sublet
Raleigh, NC
Office                          12,944          12/31/03        100% sublet
Cambridge, UK
Office                          6,000            6/24/03        100% sublet
Santa Barbara,                                                    Seeking
Office                         10,944            1/31/04         subtenants

ITEM 3. LEGAL PROCEEDINGS

   In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased our common stock between June 23, 1999 and December 6, 2000, filed a civil action complaint in the United States District Court for the Southern District of New York alleging violations of federal securities laws against certain underwriters of our initial and secondary public offerings as well as certain of our officers and directors (Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., No. 01-CV-10741). The complaint alleges that the defendants violated federal securities laws by issuing and selling our common stock in our initial and secondary offerings without disclosing to investors that some of the underwriters had (1) solicited and received undisclosed and excessive commissions and (2) entered into agreements requiring certain of their customers to purchase our stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies that launched offerings during 1998 through 2000 (In re: Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)). We believe our officers and/or directors have meritorious defenses to the plaintiffs' claims and those defendants will defend themselves vigorously.

   The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. Although, as of the date hereof, no legal action has commenced against us, Texas Instruments has threatened us with a possible lawsuit for patent infringement. Texas Instruments' claim relates to a group of patents (and related foreign patents) that it believes are essential to certain industry standards for sending ADSL signals over the network. Texas Instruments has offered us licenses to these patents on terms that were not deemed acceptable. We continue to dispute the applicability of most, if not all, of these patents to our products and have asserted that Texas Instruments' patents are not infringed, are invalid and/or are unenforceable. As of the date of the report, it is not possible to determine whether we will be able to resolve our dispute with Texas Instruments without litigation, nor can the outcome of this potential patent dispute be predicted with reasonable particularity if litigation were to ensue. If we are not able to agree on license terms in the near future, we believe that it is likely that we will become engaged in intellectual property litigation with Texas Instruments. Such litigation would be costly and could divert the efforts and attention of our management and technical personnel from normal business operations. Although we believe that we have strong arguments in favor of our position in this dispute, we can give no assurance that we will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to us, we could be held responsible for the payment of damages and/or have the sale of our products stopped by an injunction, which could have a material adverse effect on our business, financial condition and results of operations.

   We are also subject to various other inquiries or claims in connection with intellectual property rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. We can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us. In addition, we are involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Our common stock is traded on the Nasdaq National Market System under the symbol "GSPN". The following table sets forth, the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

                   Low         High                         Low         High
                   ---         ----                         ---         ----
2002                                   2001
First Quarter      $11.09       $17.97 First Quarter        $ 18.00      $44.75
Second Quarter       3.43        14.88 Second Quarter          8.09       27.20
Third Quarter        2.36         3.87 Third Quarter           8.32       18.42
Fourth Quarter       1.67         5.06 Fourth Quarter          7.90       15.52



As of February 24, 2003, there were approximately 875 holders of record of our common stock. The last reported sales price of our common stock on February 24, 2003 was $4.70 per share.

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


                                                       1998         1999           2000         2001         2002
                                                       ----         ----           ----         ----         ----
                                                                (in thousands, except per share data)

Statement of Operations Data:
Net product revenues                                 $31,464      $56,220       $345,638     $249,459     $225,368
Cancellation revenues                                   -            -              -          15,391        3,500
                                                   --------------------------------------------------------------
           Total net revenues                         31,464       56,220        345,638      264,850      228,868

Cost of sales                                          9,882       20,879        142,060      107,779      111,924
Cost of sales related to termination charge             -           1,119           -            -            -
Cost of sales related to cancellation revenues          -            -              -           1,075         -
Cost of sales - Provision for excess and obsolete
inventory                                               -            -              -          80,852         -
                                                   ---------------------------------------------------------------
Total cost of sales                                    9,882       21,998        142,060      189,706      111,924
                                                   --------------------------------------------------------------
Gross profit                                          21,582       34,222        203,578       75,144      116,944
                                                   ---------------------------------------------------------------
Operating expenses
   Research and development (including non-cash
   compensation of $28,631, $22,920 and $16,761
   for the years ended December 31, 2002, 2001,
   and 2000, respectively)                            18,694       26,531        113,438      132,775      155,927

   Selling, general and administrative (including
   non-cash compensation of $2,293, $3,851 and 7,356
   for the years ended December 31, 2002, 2001, and
   2000, respectively)                                10,217       14,389         53,504       43,983       50,268
   Restructuring and other charges                         -            -              -       44,752       37,832
   Amortization of intangible assets and other           583            -        130,572      209,178       32,730
   In process research and development                     -            -         44,854       21,000            -
   Impairment of goodwill and other acquired
     intangible assets                                     -            -              -            -      493,620
                                                   ---------------------------------------------------------------
           Total operating expenses                   29,494       40,920        342,368      451,688      770,377
                                                   --------------------------------------------------------------
Loss from operations                                  (7,912)      (6,698)      (138,790)    (376,544)    (653,433)
Interest expense - non-cash                                -            -         43,439            -            -
Interest and other (income) expense, net                 134       (1,133)        (1,902)        (442)      (6,690)
Foreign exchange (gain) loss                               -            -            (63)           -           38
                                                   ---------------------------------------------------------------

Loss from continuing operations before income
taxes and extraordinary items                         (8,046)      (5,565)      (180,264)    (376,102)    (646,781)
Provision (benefit) for income taxes                    (217)           -         15,131       (4,111)         260
                                                   ---------------------------------------------------------------

Loss from continuing operations before
extraordinary item                                    (7,829)      (5,565)      (195,395)    (371,991)    (647,041)
Preferred stock deemed dividend and accretion              -       (3,466)             -            -            -
                                                   ---------------------------------------------------------------
Loss from continuing operations before
extraordinary item                                    (7,829)      (9,031)      (195,395)    (371,991)    (647,041)
Discontinued Operations
Net loss from operations of discontinued
businesses (including net loss on the sale of the
video compression business of $3,887 during the
year ended December 31, 2002)                              -            -         (1,143)      (5,530)      (7,926)
                                                   ---------------------------------------------------------------

Loss before extraordinary item                        (7,829)      (9,031)      (196,538)    (377,521)    (654,967)
Extraordinary item - gain on the redemption of the
beneficial conversion feature                           -            -            43,439         -            -
                                                   ---------------------------------------------------------------
Net loss                                            $ (7,829)     $(9,031)     $(153,099)   $(377,521)   $(654,967)
                                                   ===============================================================
Other comprehensive (gain) loss:
Unrealized loss (gain) on marketable securities            -           22              -          (88)      (1,733)
Foreign currency translation loss (gain)                             -             77            (112)      (1,357)
                                                   ---------------------------------------------------------------
Comprehensive loss                                  $ (7,829)     $(9,053)     $(153,176)   $(377,321)   $(651,877)
                                                   ===============================================================
(Loss) income per share basic and diluted:
  Loss from continuing operations before
  extraordinary item                                $  (0.22)     $ (0.19)     $   (3.01)   $   (4.91)   $   (4.76)
  Net loss from discontinued operations                    -       -               (0.02)       (0.07)       (0.06)
  Extraordinary item                                       -       -                0.67         -            -
                                                   ---------------------------------------------------------------
  Net loss                                          $  (0.22)     $ (0.19)     $   (2.36)   $   (4.98)   $   (4.82)
                                                   ===============================================================

Shares used in computing (loss) income per share:
  Basic and diluted                                   36,254       46,613         64,924       75,796      135,934
                                                   ===============================================================

                                                                                    December 31,
                                                                                    ------------

                                                       1998          1999          2000         2001         2002
                                                       ----          ----          ----         ----         ----
                                                                      (In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents and investments
(including long-term marketable securities)              $12      $36,668        $99,129     $679,476     $528,057
Working capital (deficit)                             (2,655)      44,616        164,156      520,103      270,708
Total assets                                          13,430       70,991        905,129    1,448,930      722,990
Long-term liabilities, less current portion            5,506          443         26,396      184,332      149,702
Accumulated deficit                                   (7,787)     (13,352)      (166,451)    (543,972)  (1,198,939)
Total stockholders' equity (deficit)                 ($1,293)     $55,433       $803,551   $1,103,910     $449,842

See Note 13 to the Financial Statements for an explanation of the method used to calculate earnings per share.


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

     In connection with the merger with Virata, we formulated reorganization and restructuring plans that were implemented during 2002. As a result of the reorganization plans, we recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, entitled "Business Combinations" and Emerging Issues Task Force (EITF) 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions. In addition to the amounts recorded pursuant to EITF 95-3, we have recorded restructuring and other charges during the year ended December 31, 2002 of $37.8 million in accordance with EITF 94-3, entitled, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" and SFAS No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of the effects of our reorganization plans, our research and development and selling, general and administrative expenses decreased from $68,115 for the three months ended March 31, 2002 to $42,376 for the three months ended December 31, 2002.

GENERAL

   GlobespanVirata is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, our integrated circuits, software and system designs are primarily used in DSL applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. We have sold our products to more than 400 telecommunications equipment manufacturers for incorporation into their products which have been used in systems deployed by more than 50 telecommunications service providers and end users in more than 30 countries.

   Historically, a significant portion of our net revenues in any quarter or annual period has been derived from sales to relatively few customers, and we expect this trend to continue. In the years ended December 31, 2002, 2001, and 2000, our largest customers who individually represented more than 10% of our net revenues accounted for 14.0%, 39.5%, and 63.0%, respectively, of our net revenues. In 2002, our largest customer was Ambit Microsystems, which accounted for 14.0% of our net revenues. In 2001, our largest customers were Lucent Technologies and Cisco Systems, which accounted for 27.0% and 12.5% of our net revenues, respectively. In 2000, our largest customers were Cisco Systems, Lucent Technologies and Nortel Networks, which accounted for 28.0%, 23.7% and 11.3% of our net revenues, respectively. We do not have long-term contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. Because fluctuations in orders from our major customers could cause our net revenues to fluctuate significantly in any given quarter or annual period, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful and they should not be relied upon as an indication of future performance.

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

    Historically, a significant portion of our net revenues has been derived from customers outside of North America, and we expect this trend to continue. Net revenues from customers outside of North America are primarily due to the implementation of DSL in international markets and third party manufacturing of our customers' product at locations outside of North America. In 2002, approximately 79.8% of our net revenues were derived from customers outside of North America, of which 75.6% were derived from customers based in Asia, 4.1% were derived from customers based in Europe and 0.1% were derived from customers based in other international markets. In 2001, approximately 45.8% of our net revenues were derived from customers outside of North America, of which 39.5% were derived from customers based in Asia, 6.0% were derived from customers based in Europe, and 0.3% were derived from customers based in other international markets. In 2000, approximately 35.6% of our net revenues were derived from customers outside of North America, of which 25.5% were derived from customers based in Asia, 3.0% were derived from customers based in Europe, and 7.1% were derived from customers based in other international markets. Our revenue distribution by geographic region is determined based upon customer ship to locations, which are not necessarily indicative of the geographic region in which the customer's equipment is ultimately deployed. Substantially all of our net revenues to date have been denominated in United States dollars.

    Competition and technological change in the rapidly evolving DSL market has and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our chip sets tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Further, our revenues and gross margins are impacted by our customer concentration and product mix. For example, purchases from our major customers are generally at lower average selling prices and certain of our products, such as discrete components, are generally lower margin products.

    Our product development and marketing strategy is focused on generating design wins with DSL equipment manufacturers. The sales cycle for design wins includes detailed testing and evaluation of our products, followed by a customer product development cycle. Due to these cycles, which may be up to 12 months or longer, we invest significant resources in research and development and marketing in advance of generating substantial revenues related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month-to-month. Our backlog has fluctuated from quarter-to-quarter and has not been indicative of quarterly results. Accordingly, if sales of our products do not occur when we expect and we are unable to predict or adjust our estimates on a timely basis, our expenses and inventory levels may increase as a percentage of net revenues and total assets, respectively.

     Our net losses have resulted from our significant investment in research and development, in building sales and marketing and general and administrative infrastructure, from the effects of purchase accounting for our acquisitions, as a result of the provision for excess and obsolete inventory and restructuring and other charges. These expenses have exceeded our revenues and may continue to do so in the future.

    All of the acquisitions we made in 2001 and 2000 were accounted for as purchase acquisitions. Under purchase accounting, we recorded the market value of our shares of common stock issued in connection with the purchases and the amount of direct transaction costs as the cost of acquiring the companies. That cost was allocated to the individual assets acquired and liabilities assumed, including various tangible and identifiable intangible assets such as in process research and development, acquired technology, acquired trademarks and trade names, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. Additionally, we granted certain employees stock options at less than fair market value and converted unvested options of acquired entities into options to purchase our common stock, which resulted in our recording of deferred compensation. We estimate that the amortization of intangible assets and deferred compensation will result in annual amortization and other non-cash acquisition related charges of approximately $30.0 million, using useful lives of two years to four years. As a result, purchase accounting treatment of our acquisitions could have a material adverse effect on the market value of our stock. We will continue to seek out other acquisition opportunities which would increase the charges related to amortization of intangible assets and other non-cash charges.

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

REVENUE RECOGNITION

   Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Our revenue recognition policy is significant because our revenue is a key component of our operations. In addition, our revenue recognition determines the timing of certain expenses, such as sales commissions. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Substantially all of our revenues for the years ended December 31, 2002, 2001, and 2000 were derived from product sales of our DSL semiconductor products.

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

VALUATION OF INTANGIBLES AND LONG-LIVED ASSETS

   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

   When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the market value of our stock and current and estimated future profitability and undiscounted cash flows.

   As a result of the implementation of SFAS No. 142, entitled "Goodwill and Other Intangible Assets," which was effective for fiscal year 2002, goodwill is no longer amortized to the income statement. In lieu of amortization, we performed an initial impairment review of our goodwill. As a result of our initial impairment review, we did not record any impairment charge. However, during the second quarter of 2002, we performed an additional impairment test as a result of the sale of our video compression business and due to significant negative industry and economic trends affecting both the Company's operations and expected future sales, as well as the general decline in valuation of technology company stocks, including the valuation of our stock. As a result of the impairment test, we recorded a charge of $493.6 million to reduce goodwill and other identifiable intangible assets, based upon the amount by which the carrying amount of these assets exceeded their fair value.

PRODUCT WARRANTIES

   We provide purchasers of our products with certain warranties, generally twelve months, and record a related provision for estimated warranty costs at the date of sale. Warranty expense has been immaterial for all periods presented.

 INCOME TAXES

     We account for income taxes under the provisions of SFAS No. 109, entitled "Accounting for Income Taxes," which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

RESTRUCTURING AND OTHER CHARGES

   We have recorded $37.8 million and $44.8 million of restructuring and other charges during the years ended December 31, 2002 and 2001, respectively. These charges primarily relate to reductions in our workforce and the related impact on the use of facilities and asset impairments. The estimated charges are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the relevant periods, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

STOCK BASED COMPENSATION

   We account for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, entitled "Accounting for Stock Issued to Employees." Had the compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method of SFAS No. 123, entitled, "Accounting for Stock-Based Compensation,", our net loss and fully diluted loss per share would have been greater. Refer to Note 15 to the footnotes to our financial statements for the pro forma results as if we applied the provisions of SFAS No. 123.

 RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, statement of operations data. Our results of operations are reported as a single business segment.

                                                                 Year Ended December 31,
                                                             2002         2001          2000
                                                             ----         ----          ----
Statement of Operations Data:
Net product revenues                                      $225,368      $249,459      $345,638
Cancellation revenues                                        3,500        15,391             -
                                                          ------------------------------------

     Total net revenues                                    228,868       264,850       345,638

Cost of sales                                              111,924       107,779       142,060
Cost of sales related to cancellation revenues                   -         1,075             -
Cost of sales - Provision for excess and obsolete
inventory                                                        -        80,852             -
                                                           -----------------------------------
Total cost of sales                                        111,924       189,706       142,060
                                                           -----------------------------------
Gross profit                                               116,944        75,144       203,578
                                                           -----------------------------------
Operating expenses
   Research and development (including non-cash
   compensation of $28,631, $22,920 and $16,761 for
   the years ended December 31, 2002, 2001,
   and 2000, respectively)                                 155,927       132,775       113,438
   Selling, general and administrative (including
   non-cash compensation of $2,293, $3,851 and
   $7,356 for the years ended December 31, 2002,
   2001, and 2000, respectively)                            50,268        43,983        53,504

   Restructuring and other charges                          37,832        44,752             -

   In process research and development                           -        21,000        44,854

   Amortization of intangible assets                        32,730       209,178       130,572

   Impairment of goodwill and other acquired
   intangible assets                                       493,620             -             -
                                                          ------------------------------------
     Total operating expenses                              770,377       451,688       342,368
                                                          ------------------------------------
Loss from operations                                      (653,433)     (376,544)     (138,790)
Interest expense - non-cash                                      -             -        43,439
Interest and other income, net                              (6,690)         (442)       (1,902)
Foreign exchange (gain) loss                                    38             -           (63)
                                                         -------------------------------------
Loss from continuing operations before income taxes
and extraordinary item                                   (646,781)      (376,102)      (180,264)
Provision (benefit) for income taxes                           260        (4,111)        15,131
                                                         --------------------------------------
Loss from continuing operations before extraordinary
item                                                     $(647,041)    $(371,991)     $(195,395)

Discontinued operations
Net loss from operations of discontinued businesses
(including net loss on the sale of the video compression
business of $3,887 during the year ended December 31,
2002)                                                      (7,926)       (5,530)       (1,143)
                                                         --------------------------------------
Loss before extraordinary item                           (654,967)     (377,521)     (196,538)

Extraordinary item                                               -             -        43,439
                                                         --------------------------------------
Net loss                                                $(654,967)    $(377,521)     $(153,099)
                                                         ======================================

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues. Our results of operations are reported as a single business segment.




                                                     2002     2001      2000
                                                     ----     ----      ----
Statement of Operations Data:
Net product revenues                                98.6%     94.2%    100.0%
Cancellation revenues                                1.4       5.8         -
                                                    ----------------------------

     Total net revenues                             100.0%   100.0%    100.0%
                                                    ----------------------------

Cost of sales                                        48.9      40.7       41.1
Cost of sales related to cancellation revenues          -       0.4          -
Cost of sales - Provision for excess and obsolete
inventory                                               -      30.5          -
                                                    ----------------------------
Total cost of sales                                  48.9      71.6       41.1
                                                    ----------------------------
Gross profit                                         51.1      28.4       58.9
                                                    ----------------------------
Operating expenses
  Research and development (including non-cash
  compensation of 12.5%, 8.7% and 4.8% for the years
  ended December 31, 2002, 2001, and 2000,
  respectively)                                      68.1      50.1       32.8
  Selling, general and administrative (including
  non-cash compensation of 1.0%, 1.5% and 2.1% for
  the years ended December 31, 2002, 2001, and 2000,
  respectively)                                      22.0      16.6       15.5
  In process research and development                   -       7.9       13.0
  Amortization of intangible assets                  14.3      79.0       37.8
  Restructuring and other charges                    16.5      16.9          -
  Impairment of goodwill and other acquired
  intangible assets                                 215.7         -          -
                                                    ----------------------------
     Total operating expenses                       336.6     170.5       99.1
                                                    ----------------------------

Loss from operations                               (285.5)%  (142.1)%    (40.2)%
                                                   =============================


  RESULTS OF OPERATIONS IN THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

     NET REVENUES. Our net revenues were $228.9 million, $264.9 million, and $345.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. These amounts represent a decrease of 13.6% from 2001 to 2002, and a decrease of 23.4% from 2000 to 2001. The decrease in net revenues from 2001 to 2002 was primarily due to declining average selling prices of our products. The decrease in net revenues and net product revenues from 2000 to 2001 was primarily due to the overall slowdown in the telecommunications equipment market and the resulting reduction in the number of our products sold.

     GROSS PROFIT. Our gross profit was $116.9 million, $75.1 million and $203.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. These amounts represent an increase of 55.6% from 2001 to 2002 and a decrease of 63.0% from 2000 to 2001. Our gross profit as a percentage of revenues was 51.1%, 28.4%, and 58.9% in the years ended December 31, 2002, 2001 and 2000, respectively. The increase in gross profit and gross profit percentage from 2001 to 2002 is primarily attributable to the provision for excess and obsolete inventories recorded during 2001, which we refer to as the Provision, of $80.9 million. Excluding the revenue from previously reserved inventories and cancellation revenues, our gross profit percentage on net product revenues was 43.2% and 55.8% for the years ended December 31, 2002 and 2001. During 2002, we had revenue of $28.4 million related to inventory that was previously reserved and $3.5 million of cancellation revenues, as compared to $5.4 million of revenue from inventory that was previously reserved and $15.4 million of cancellation revenues during 2001. The decrease in gross profit percentage related to net product revenues, excluding the revenue from previously reserved inventories, from 2001 to 2002 can be attributed to a decrease in the average selling price of our products. The decrease in gross profit percentage and dollars from 2000 to 2001 is primarily attributed to the Provision, net of the positive effect of $15.4 million in cancellation revenues with minimal associated costs and $5.4 million of revenue from the sale of inventories that were previously reserved. Excluding revenue from previously reserved product, our gross profit percentage from product revenue was 55.8% and 58.9% for the years ended December 31, 2001 and 2000, respectively. The decrease in gross profit percentage from 2000 to 2001 was related to lower average selling prices per port. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, revenue and product mix, and customer mix. We have approximately $7.5 million in our sales backlog for the first quarter of 2003 for products in inventory which are fully reserved. The sale of these products will benefit our gross profit percentage when sold.

     RESEARCH AND DEVELOPMENT. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include related supplies, license fees for acquired technologies used in research and development, depreciation and amortization and other related equipment expenses. Our research and development expenditures were $155.9 million, $132.8 million, and $113.4 million, in the years ended December 31, 2002, 2001 and 2000, respectively. Included in research and development expenditures for the years ended December 31, 2002, 2001 and 2000 is $28.6 million, $22.9 million and $16.8 million, respectively, of non-cash compensation. During the years ended December 31, 2001 and 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation, we granted certain employees stock options at less than fair market value and we converted unvested options of acquired entities into options to purchase our common stock. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from two to four years. The increase in non-cash compensation resulted from an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technology, Inc., which resulted in a non-cash charge during the first quarter of 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time we agreed to the acceleration. Our research and development expenditures increased by 17.4% (15.9% excluding non-cash compensation) from 2001 to 2002 and by 17.0% (13.6% excluding non-cash compensation) from 2000 to 2001. The increase in research and development spending during 2002 and 2001 is attributable primarily to the increase in the number of employees engaged in research, design and development activities. Research and development expenditures represented 68.1% (55.6% excluding non-cash compensation), 50.1% (41.5% excluding non-cash compensation) and 32.8% (27.8% excluding non-cash compensation) of net revenues in the years ended December 31, 2002, 2001 and 2000, respectively. The increase in research and development expenditures as a percentage of revenues from 2001 to 2002 was due to our decreased revenue and higher research and development expenses. We expect our research and development expenses to decrease in 2003 as a result of the effects of our reorganization and restructuring plans.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense was $50.3 million, $44.0 million, and $53.5 million in the years ended December 31, 2002, 2001 and 2000, respectively. Included in selling, general and administrative expense for the years ended December 31, 2002, 2001 and 2000 is $2.3 million, $3.9 million and $7.4 million, respectively, of non-cash compensation. During the years ended December 31, 2002, 2001 and 2000, we exchanged our common stock with employee principals of an acquired entity which was considered compensation, we granted certain employees stock options at less than fair market value, we converted unvested options of acquired entities into options to purchase common stock and we granted options to non-employees. The deferred stock compensation recorded is being amortized over the respective vesting periods ranging from two to four years. The non-employee options granted in 2001 and 2000 were recorded as an expense when they were issued as the performance required to earn those options was complete. Our selling, general and administrative expenses increased by 14.3% (19.5% excluding non-cash compensation), from 2001 to 2002, and decreased by 17.8% (13.0% excluding non-cash compensation) from 2000 to 2001. Selling, general and administrative expense represented 22.0% (21.0% excluding non-cash compensation), 16.6% (15.2% excluding non-cash compensation), and 15.5% (13.4% excluding non-cash compensation) of net revenues in the years ended December 31, 2002, 2001 and 2000, respectively. The increase in dollars from 2001 to 2002 can be attributed to the increase in the number of employees which resulted from our merger with Virata. The decrease in dollars from 2000 to 2001 resulted from the decrease in sales commissions as a result of lower product revenues and reductions in consulting and legal expenses. We expect our selling, general and administrative expenses to decrease in 2003 as a result of the effects of our reorganization and restructuring plans.

    IN PROCESS RESEARCH AND DEVELOPMENT. During the years ended December 31, 2001 and 2000, we completed the acquisition of several companies that had development projects which were not yet complete at the date of the acquisitions. The amounts allocated to in process research and development, or IPR&D, of $21.0 million in 2001 and $44.9 million in 2000 were expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of acquisition:

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

    AMORTIZATION OF INTANGIBLE ASSETS. During the years ended December 31, 2001 and 2000, we completed the acquisition of several companies which resulted in our recording goodwill and other intangible assets. We amortize these assets on a straight-line basis over their estimated useful lives. Our expense for amortization was $32.7 million, $209.2 million and $130.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in amortization from 2001 to 2002 is a result of our implementation of SFAS No. 142 and the impairment of goodwill and other intangible assets recorded during 2002. The increase in amortization expense from 2000 to 2001 is the result of the timing of our acquisitions.

    RESTRUCTURING AND OTHER CHARGES.

    2002 RESTRUCTURING CHARGES

     In connection with the merger with Virata, we began to formulate reorganization and restructuring plans, which consisted primarily of eliminating redundant positions and consolidating our worldwide facilities. As a result of these plans, we recorded $37.8 million of restructuring charges during the year ended December 31, 2002, in accordance with the provisions of EITF No. 94-3 and SFAS No. 144. The details of these charges are described below.

    There was no net impact on the statement of operations for the restructuring and other charges during the first quarter of 2002, as we recorded $1.5 million related to an involuntary workforce reduction, which was offset by the reversal of $1.5 million of facility charges, explained in more detail as follows. In February of 2002, we purchased a 200,000 square foot facility located in Old Bridge, New Jersey for approximately $30.0 million. Prior to the acquisition of the facility, we had an operating lease related to this facility. In conjunction with the purchase of the facility we paid the landlord approximately $5.0 million to terminate the lease commitment. We had recorded a $14.5 million charge in our 2001 Restructuring Plan, which is more fully described below, related to the expected losses from this non-cancelable lease commitment. At the time of the purchase, we intended to move our headquarters from Red Bank, New Jersey to Old Bridge, New Jersey when the construction related to the interior of the facility was completed. During the first quarter of 2002, we reversed the unused portion of the previously recorded reserve related to the Old Bridge facility of $9.5 million and recorded a reserve for losses related to the non-cancelable lease commitment for our facility in Red Bank of $8.0 million.

    During the second quarter of 2002, we recorded restructuring and other charges of $15.8 million. These charges primarily related to a facility closure and the related impact on outstanding real estate leases and leasehold improvements, of $13.8 million and workforce reductions of $2.0 million.

    During the third quarter of 2002, we decided to maintain our headquarters in Red Bank and sell the previously purchased Old Bridge facility. We have classified the facility as an asset held for sale on our balance sheet as of December 31, 2002 and recorded the asset at its fair value less estimated costs of disposal. Total restructuring and other charges recorded in the third quarter of 2002 were $4.4 million. These charges consisted of employee severance related costs of $1.5 million, a net benefit resulting from the reversal of previously recorded facility related charges of $1.5 million and a $4.4 million charge related to the write-down of the Old Bridge facility to its estimated fair value. The write-down of $4.4 million during the third quarter of 2002 was included within the restructuring and other charges on our statements of operations for the year ended December 31, 2002. Depending on market conditions, we may lease all or a portion of the facility prior to sale. The net benefit of $1.5 million related to facilities consisted of the reversal of the previously recorded reserve of approximately $8.0 million related to the non-cancelable lease on our Red Bank facility. In addition, due to a continued decline in the real estate markets in certain regions in which we are pursuing subleases, we increased our estimated losses on other non-cancelable lease commitments by $6.5 million, including $2.0 million of leasehold and other asset impairments. These non-cancelable lease commitments range from three months to eight years in length.

    During the fourth quarter of 2002, we announced additional workforce reductions and facilities consolidation, which resulted in our recording $12.9 million of workforce related charges, including $3.7 million of non-cash charges related to the modification of stock options. This announcement impacted approximately 110 employees across all geographic regions. As a result of the reduction in our workforce, we further consolidated our use of facilities and recorded $4.7 million of facility related charges which pertain primarily to asset impairments as a result of the reduction in workforce and resulting decrease in the use of facilities and equipment.

    We expect to implement further restructuring actions during 2003.

    2001 RESTRUCTURING CHARGES

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

    The table below presents the liabilities associated with the 2001 Restructuring Plan as of December 31, 2001 and 2002, respectively, including payments and adjustments made during 2002, and merger related restructuring charges recorded during 2002 (the "2002 Restructuring Charge") (in thousands):


                     December 31, 2001                                                           December 31,2002,
                      Restructuring     2002 Restructuring     Non-Cash          Cash               Restructuring
                          Liability          Charges           Charges          Payments               Liability
                  -------------------------------------------------------------------------------------------------
Workforce reduction        $  1,827         $   16,678         $  (4,377)          $(7,334)           $6,794
Facilities consolidation     31,672             21,154           (12,154)          (11,854)          $28,818
Other charges                   774                  -                 -                 -               774
                  -------------------------------------------------------------------------------------------------

Total charges               $34,273          $  37,832         $(16,531)          ($19,188)          $36,386
                  =================================================================================================

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

     IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS. As a result of the sale of our video compression business and due to the significant negative industry and economic trends affecting both our current operations and expected future sales as well as the general decline in valuation of technology company stocks, including the valuation of our stock, we performed an assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS No. 144 and SFAS No. 142. As a result, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets during the year ended December 31, 2002, based upon the amount by which the carrying amount of these assets exceeded their fair value. Of the total charge, $458.4 million relates to goodwill and $35.3 million relates to other identifiable intangible assets. Fair value was determined based on market value, including a review of the discounted future cash flows.

    INTEREST AND OTHER INCOME, NET. Net interest income for the year ended December 31, 2002 was $6.7 million, which resulted from interest income of $14.6 million, other income of $0.3 million and interest expense of $8.4 million. The increase in interest income from 2001 to 2002 resulted from increase in cash and investments as a result of our merger with Virata. The increase in interest expense from 2001 to 2002 is attributable to the timing of the issuance of our $130.0 million aggregate principal amount of our convertible subordinated notes issued in May 2001. Net interest income for the year ended December 31, 2001 was $0.4 million, which resulted from interest income of $6.8 million, net of interest expense of $6.4 million. The decrease in net interest income from 2000 to 2001 was a result of the issuance of our convertible subordinated notes in May 2001, offset by higher interest income from the funds received as a result of the issuance of the notes. Net interest income for the year ended December 31, 2000 was $4.9 million, offset by interest expense of $3.0 million, resulting in net interest income of $1.9 million.

    PROVISION FOR INCOME TAXES. Our effective tax rate for the year ended December 31, 2002 was 0.0%. The effective rate is primarily impacted by permanent differences, which resulted from our prior acquisitions, and changes in the valuation allowance. Our effective tax rate for the year ended December 31, 2001 was 1.5%. The 2001 effective rate is impacted by permanent differences which resulted from our acquisitions and a change in the valuation allowance, net of acquired valuation allowances and differences resulting from acquisitions. Our effective tax rate for the year ended December 31, 2000 was 10.9%, excluding the tax effect of non-cash interest expense and the extraordinary gain related to a note issued in connection with our acquisition of the Microelectronics Group of PairGain Technologies. The 2000 effective rate was impacted by permanent differences which resulted from our acquisitions, and an increase in the valuation allowance.

    EXTRAORDINARY GAIN. In connection with the repayment of the note issued in connection with our acquisition of the Microelectronics Group of PairGain Technologies, we recognized a gain of $43.4 million for the year ending December 31, 2000 on the redemption of the beneficial conversion feature.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe its adoption will not have a material impact on our financial statements.

     In December of 2002, SFAS No. 148 entitled "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" was issued. SFAS No. 148 amends SFAS No. 123 entitled "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We believe that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on our financial statements.

     In June 2002, SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS No. 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by us in 2003. The adoption of SFAS No. 145 will not have a material impact on our results of operations or financial position.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Total assets at December 31, 2002 were $723.0 million, a decrease of $725.9 million, or 50.1% from December 31, 2001 total assets of $1,448.9 million. The decrease from December 31, 2001, primarily relates to the reduction of goodwill and other intangible assets as a result of the impairment charge, the sale of the video compression business and 2002 intangible asset amortization, and a decrease in cash and investments, as more fully described below.

    As of December 31, 2002, we had working capital of approximately $270.7 million, and had $297.3 million in cash and cash equivalents and short-term marketable securities. Additionally, at such date, we had $230.8 million in long-term marketable securities. As of December 31, 2001, we had working capital of approximately $520.1 million, and had $567.2 million in cash and cash equivalents and short-term marketable securities. Additionally, at such date, we had $112.3 million in long-term marketable securities.

    Net cash used in operating activities was $80.6 million for the year ended December 31, 2002, compared to net cash used in operating activities of $10.8 million for the year ended December 31, 2001. The increase in cash used was primarily due to an increase in the loss from operations, changes in working capital and payments made as a result of our restructuring and reorganization actions during the year ended December 31, 2002 as compared to the year ended December 31, 2001. Net cash provided by operating activities was $7.3 million for the year ended December 31, 2000. The decrease was primarily due to lower revenues during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

    Net cash provided by investing activities amounted to $33.9 million for the year ended December 31, 2002. Net proceeds from the sale/maturity of marketable securities of $65.0 million and proceeds from the sale of the video compression business of $21.0 million were offset by the purchase of a facility held for sale of $34.9 million, cash paid for accrued acquisition costs of $10.1 million and capital expenditures of $7.2 million. Net cash received from the acquisition of Virata of $73.9 million, was offset by purchases of property and equipment and net purchases of marketable securities for the year ended December 31, 2001. Net cash provided by investing activities amounted to $7.8 million for the year ended December 31, 2000. Net cash received from the acquisition of businesses of $19.0 million, proceeds from the maturities of marketable securities of $19.8 million and the sale of an intangible asset of $.5 million, were offset by purchases of property and equipment and purchases of marketable securities of $18.9 million and $12.6 million, respectively for the year ended December 31, 2000.

    Net cash used in financing activities for the year ended December 31, 2002 was $40.5 million. This consisted primarily of cash used to purchase treasury stock, net of proceeds from the exercise of options and the employee stock purchase plan. Net cash provided by financing activities of $130.7 million for the year ended December 31, 2001 primarily consisted of borrowings under the convertible subordinated notes, net of offering costs, of $126.4 million, and net proceeds from the issuances of common stock of $7.5 million offset by $3.3 million in repayments of capital lease obligations. Net cash provided by financing activities of $48.5 million for the year ended December 31, 2000 primarily consisted of net proceeds from a follow-on public offering and other proceeds from the issuances of common stock of $139.8 million, offset by a $90.0 million repayment of the PairGain note and other items.

   We lease certain facilities for office and research and development activities under agreements that expire at various dates through 2021. In addition, we lease certain computer and office equipment under agreements that are classified as capital leases, the net book value of which was $0.5 million, and $1.6 million at December 31, 2002 and 2001, respectively. Minimum required future lease payments under our capital and operating leases, including those lease commitments that have been included within our restructuring liability, at December 31, 2002 are as follows:


                                                                                           Operating Leases
                                                                                              Included in
                                                         Capital          Operating          Restructuring
                                                         Leases             Leases               Plans
                                                         ------             ------          ---------------

      Years Ended December 31,                                         (in thousands)
         2003                                              1,221                $4,076            $11,453
         2004                                                  7                 3,936              9,536
         2005                                                  6                 3,762              8,099
         2006                                                  -                 3,497              7,217
         2007                                                  -                 3,467              6,234
         Thereafter                                            -                24,437              4,058
                                                        ---------               ------              -----
                Total minimum lease payments              $1,234               $43,175            $46,597
                                                                               =======            =======
      Less: amount representing interest                     (66)
                                                        ---------
      Present value of net minimum lease payments          1,168
      Less: current portion                               (1,156)
                                                        ---------
      Long term capital lease obligations                    $12
                                                        ========


    Approximately $10.3 million of the operating lease commitments is payable in periods beyond ten years. As of December 31, 2002, we have facility related restructuring reserves of $42.3 million.

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

    As of December 31, 2002, we could purchase up to an additional $54.6 million of our common stock under our previously announced $100.0 million stock buyback program, which was authorized in June 2002. During 2002, we repurchased 13.5 million shares of our common stock at a total cost of approximately $45.4 million. Additional purchases of our common stock may be made from time to time in the open market or in privately negotiated transactions, depending on market conditions. We will determine the timing and amount of any shares to be repurchased based on our evaluation of market conditions, applicable legal requirements and other factors.

    We expect that our current cash and investments together with internally generated funds, will be adequate to satisfy our anticipated working capital and capital expenditure needs for at least one year. While we do not anticipate the need to raise additional funds in the foreseeable future, we may seek to acquire or invest in additional businesses, products or technologies which may require us to use our cash and investments. If, as a result of acquisitions or investments in additional businesses, products or technologies, we are required to raise additional funds, we cannot be certain that we will be able to obtain additional financing on acceptable terms, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of December 31, 2002, substantially all of our investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long-term securities are primarily comprised of AA or better rated corporate bonds and U.S. Government-backed securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the financial statements of our Company included herein and listed under the heading "(a) (1) Financial Statements" of Part IV Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the sections of our proxy statement for the 2003 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of our proxy statement for the 2003 Annual Meeting of Stockholders entitled "Executive Compensation," "Report of the Compensation Committee," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference to the section of our proxy statement for the 2003 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Stockholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the section of our proxy statement for the 2003 Annual Meeting of Stockholders entitled "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

    CHANGE IN INTERNAL CONTROLS

    There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements - The following financial statements are included at the indicated page of this Form 10-K and incorporated into this Item 15(a)(1) by reference:

         Report of Independent Accountants....................................45
         Consolidated Balance Sheets..........................................46
         Consolidated Statements of Operations................................47
         Consolidated Statements of Changes in Stockholders' Equity...........48
         Consolidated Statements of Cash Flows................................49
         Notes to Consolidated Financial Statements...........................50

    (a)(2) Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts

    The financial statement schedule has not been included herein since the schedule has been included in the financial statements included elsewhere in this Form 10-K.

    (a)(3) Exhibits -  See Index to Exhibits

    (b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the fourth quarter ended December 31, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of GlobespanVirata, Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of GlobespanVirata, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


/s/ PricewaterhouseCoopers LLP

----------------------------------


PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 24, 2003

                             GLOBESPANVIRATA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                             December 31,
                                                          2002          2001
                                                          ----          ----
ASSETS
   Current assets:
   Cash and cash equivalents                        $    183,234     $269,586
   Investments - marketable securities                   114,065      297,575
   Accounts receivable, less allowance for
     doubtful accounts of $1,979 and $5,761,
     respectively                                         34,058       22,582
   Inventories, net                                       23,932       30,697
   Deferred income taxes                                  16,786       49,532
   Assets related to businesses held for sale                  -        2,295
   Prepaid expenses and other current assets              22,079        8,524
                                                      ----------   ----------
Total current assets                                     394,154      680,791
Property and equipment, net                               21,405       32,894
Facility held for sale                                    24,987            -
Intangible assets, net                                    39,087      611,960
Investments - marketable securities                      230,758      112,315
Other assets                                              12,599       10,970
                                                      ----------   ----------
Total assets                                            $722,990   $1,448,930
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                    $     20,717      $30,666
Restructuring and reorganization liabilities              52,486       66,015
Accrued expenses and other liabilities                    32,825       38,443
Payroll and benefit related liabilities                   16,262       20,941
Liabilities related to businesses held for sale                -        1,414
Current portion of capital lease obligations               1,156        3,209
                                                      ----------   ----------
Total current liabilities                                123,446      160,688
Other long-term liabilities                                2,904        3,144
Subordinated redeemable convertible notes                130,000      130,000
Deferred taxes                                            16,786       49,532
Capital lease obligations, less current portion               12        1,656
                                                      ----------   ----------
Total liabilities                                        273,148      345,020
                                                      ----------   ----------
Commitments and contingencies (Refer to Note 16)
Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares
  authorized; none issued or outstanding                       -            -
Common stock, par value $0.001; 400,000,000 shares
  authorized; 142,392,573 and 140,304,309 shares
  issued and outstanding, respectively.                      142          140
Treasury Stock - 13,523,530 shares                       (45,373)           -
Stock purchase warrant                                         1            1
Additional paid-in capital                             1,711,664    1,713,904
Notes receivable from stock sales                         (5,231)      (5,037)
Deferred stock compensation                              (15,613)     (61,227)
Accumulated other comprehensive income                     3,191          101
Accumulated deficit                                   (1,198,939)    (543,972)
                                                      ----------   ----------
Total stockholders' equity                               449,842    1,103,910
                                                      ----------  -----------
Total liabilities and stockholders' equity              $722,990   $1,448,930
                                                      ==========  ===========

     The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Year Ended December 31,
                                                             2002              2001             2000
                                                             ----              ----             ----
Net product revenues                                       $    225,368          $249,459         $345,638
Cancellation revenues                                             3,500            15,391                -
                                                             ----------        ----------       ----------
   Total net revenues                                           228,868           264,850          345,638
Cost of sales                                                   111,924           107,779          142,060
Cost of sales related to cancellation revenues                        -             1,075                -
Cost of sales - provision for excess and obsolete
inventories                                                           -            80,852                -
                                                             ----------        ----------       ----------
Total cost of sales                                             111,924           189,706          142,060
                                                             ----------        ----------       ----------
Gross profit                                                    116,944            75,144          203,578
                                                             ----------        ----------       ----------
Operating expenses:
  Research and development (including non-cash
    compensation of $28,631, $22,920 and $16,761 for
    the years ended December 31, 2002, 2001 and 2000,
    respectively)                                               155,927           132,775          113,438
  Selling, general and administrative (including
    non-cash compensation of $2,293, $3,851 and $7,356
    for the years ended December 31, 2002, 2001 and
    2000, respectively)                                          50,268            43,983           53,504
  Restructuring and other charges                                37,832            44,752                -
  In process research and development                                 -            21,000           44,854
  Amortization of intangible assets                              32,730           209,178          130,572
  Impairment of goodwill and other acquired
    intangible assets                                           493,620                 -                -
                                                             ----------        ----------       ----------
Total operating expenses                                        770,377           451,688          342,368
                                                             ----------        ----------       ----------
Loss from operations                                           (653,433)         (376,544)        (138,790)
Interest expense non-cash                                             -                 -           43,439
Interest and other income, net                                   (6,690)             (442)          (1,902)
Foreign exchange (gain) loss                                         38                 -              (63)
                                                              ---------        ----------       ----------
Loss from continuing operations before income taxes
and extraordinary item                                         (646,781)         (376,102)        (180,264)
Provision (benefit) for income taxes                                260            (4,111)          15,131
                                                              ----------       ----------       ----------
Loss from continuing operations before
extraordinary item                                             (647,041)         (371,991)        (195,395)
                                                              ----------       ----------       ----------
Discontinued Operations
Net loss from operations of discontinued businesses
(including net loss on the sale of the video
compression business of $3,887 in the year ended
December 31, 2002)                                               (7,926)           (5,530)          (1,143)
                                                              ----------        ----------       ----------
Loss before extraordinary item                                 (654,967)         (377,521)        (196,538)
Extraordinary item - gain on the redemption of the
beneficial conversion feature                                         -                 -           43,439
                                                              ----------       ----------       ----------

Net loss                                                      $(654,967)        $(377,521)       $(153,099)
                                                              ==========        ==========       ==========
Other comprehensive gain loss:
Unrealized gain on marketable securities                         (1,733)              (88)               -
Foreign currency translation (gain) loss                         (1,357)             (112)              77
                                                              ----------       ----------       ----------
Comprehensive loss                                            $(651,877)       $(377,321)       $(153,176)
                                                              =========        ==========       ==========
Basic and diluted loss per share:
Loss from continuing operations before
extraordinary item                                               $(4.76)          $ (4.91)        $  (3.01)
Discontinued operations                                            (.06)             (.07)            (.02)
Extraordinary item                                                    -                 -             0.67
                                                             ----------        ----------        ----------
Net loss                                                        $ (4.82)          $ (4.98)         $ (2.36)
                                                             ==========          ========         =========
Basic and diluted weighted average shares                       135,934            75,796           64,924
                                                             ==========          ========         =========



   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                  Accumulated
                                                                              Notes                   Other                   Total
                                                         Stock   Additional Receivable   Deferred   Comprehen-                Stock-
                              Common  Stock   Treasury  Purchase  Paid-in   From Stock    Stock    sive Income Accumulated  holders'
                              Shares  Amount   Stock     Warrant  Capital     Sales    Compensation   (Loss)     Deficit     Equity
                              ------  ------   -----     -------  -------     ----     ------------   ------     -------     ------
Balance at December 31,
1999                        58,134,678   $58               $1     $77,378   $(7,412)     $(1,218)      $(22)    $(13,352)   $55,433
Net loss                                                                                                        (153,099)  (153,099)
Issuance of common stock
due to secondary public
offering, net of costs       1,406,250     1                      132,970                                                   132,971
Issuance of common stock
and exercise of stock
options                      1,971,952     2                        5,442                                                     5,444
Acquisitions and acquisition
related stock options issued
at less than fair value     10,734,310    11                      843,418                (85,420)                           758,009
Redemption of beneficial
conversion feature                                                (47,340)                                                  (47,340)
Tax benefit for deferred
stock compensation                                                 30,116                                                    30,116
Interest earned on and
repayment of notes receivable                                                 2,150                                           2,150
Stock options issued at
less than fair market value                                                                 (563)                              (563)
Amortization of compensatory
stock options                                                                             18,972                             18,972
Options issued to non-employees                                     1,535                                                     1,535
Accumulated other comprehensive
loss                                                                                                    (77)                    (77)
                            ---------- -----   ------ --------- ---------  --------     --------    -------    ---------    --------
Balance at December 31,
2000                        72,247,190    72        -       1   1,043,519    (5,262)     (68,229)       (99)    (166,451)   803,551
Net loss                                                                                                        (377,521)  (377,521)
Tax benefit for deferred
stock compensation                                                    259                                                       259
Options issued to non-
employees                                                           2,383                                                     2,383
Issuance of common stock and
exercise of stock options    1,516,466     1                        7,410                                                     7,411
Acquisitions and acquisition
related stock options issued
at less than fair value     66,540,653    67                      660,333                (17,386)                           643,014
Interest earned on and
repayment of notes receivable                                                   225                                             225
Amortization of compensatory
stock options                                                                             24,388                             24,388
Accumulated other
comprehensive income                                                                                    200                     200
                            ---------- -----  ------- --------- ---------  --------     --------    -------    ---------    --------
Balance at December 31,
2001                       140,304,309   140        -       1   1,713,904    (5,037)     (61,227)       101     (543,972) 1,103,910

Net loss                                                                                                        (654,967)  (654,967)
Issuance of common stock and
exercise of stock options    2,088,264     2                        8,064        12                                           8,078
Acquisitions and acquisition
related stock options issued
at less than fair value




Interest earned on and
repayment of notes receivable                                                  (206)                                           (206)

Deferred compensation                                             (10,304)                11,818                              1,514

Treasury stock purchase    (13,523,530)       (45,373)                                                                      (45,373)

Amortization of compensatory
stock options                                                                             33,796                             33,796

Accumulated other
comprehensive income                                                                                  3,090                   3,090
                            ---------- -----  ------- --------- ---------  --------     --------    -------    ---------    --------

Balance at December 31,
2002                       128,869,043  $142 $(45,373)   $  1  $1,711,664   $(5,231)    $(15,613)    $3,191  $(1,198,939)  $449,842
                           =========== ===== ======== ======== ==========  ========     ========    =======  ===========   =========

   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                  2002             2001               2000
                                                                  ----             ----               ----
Cash flows (used in) provided by operating activities:
Net loss                                                       $ (654,967)       $(377,521)        $(153,099)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
Deferred income taxes                                                   -           (6,385)           (7,914)
Tax benefits from the exercise of employee stock
options                                                                 -              257            21,997
Non-cash compensation                                              33,796           26,771            24,120
Provision for bad debts                                                 -              458             5,066
Amortization of intangible assets (including
amortization of $1,260, $2,520 and $1,260 related
to discontinued operations for the years ended
December 31, 2002, 2001, and 2000, respectively)                   33,990          211,697           131,832
Impairment of goodwill and other acquired
intangible assets                                                 493,620                -                 -
Net loss on sale of the video compression business                  3,887                -                 -
Provision for inventory obsolescence                                    -           80,852                 -
Amortization and depreciation                                      16,887           15,403            10,368
In process research and development                                     -           21,000            44,854
Restructuring and other charges                                    20,723           39,667                 -
Changes in assets and liabilities net of the
effect of acquisitions and divestitures:
(Increase) decrease in accounts receivable                        (11,476)          46,817           (54,816)
(Increase) decrease in inventories                                  6,765          (42,902)          (49,054)
(Increase) in prepaid expenses and other assets                      (554)          (3,526)             (999)
Increase (decrease) in accounts payable                            (9,949)         (19,384)           29,062
Increase (decrease) in accrued expenses and other
current liabilities                                               (13,336)          (4,038)            5,843
                                                                ---------         --------           -------
Net cash provided by (used in) operating
activities                                                        (80,614)         (10,834)            7,260
                                                                ---------         --------           -------
Cash flows provided by investing activities:
Capital expenditures                                               (7,179)          (8,612)          (18,902)
Purchase of facility held for sale                                (34,902)               -                 -
Sale of intangible asset                                                -              404               500
Net cash received from acquisition of businesses
     (See Note 9)                                                       -           73,853            18,975
Cash paid for accrued acquisition related costs                   (10,117)               -                 -
Proceeds from the sale of the video compression
business                                                           21,000                -                 -
Purchases of marketable securities                               (544,203)         (74,161)          (12,631)
Proceeds from sale/maturities of marketable
securities                                                        609,270           69,136            19,860
                                                                ---------         --------           -------
Net cash provided by investing activities                          33,869           60,620             7,802
                                                                ---------         --------           -------
Cash flows provided by (used in) financing activities:
     Repurchase of common stock                                   (45,373)               -                 -
     Repayments of borrowings under subordinated
       note payable                                                     -                -           (90,000)
     Borrowings under subordinated redeemable
     convertible note, net of offering costs                            -          126,425                 -
     Repayments of borrowings under line of credit                      -                -              (192)

     Proceeds received from exercise of stock
     options and employee stock purchase plan                       8,554            7,491           139,788
     Proceeds from repayment of notes receivable                        -              225             2,070
     Repayments of capital lease borrowings                        (3,697)          (3,396)           (3,161)
                                                                ---------         --------           -------
Net cash provided (used in) by financing activities               (40,516)         130,745            48,505
                                                                ---------         --------           -------
Net increase (decrease) in cash and cash equivalents              (87,261)         180,531            63,567
Effect of exchange rates on cash and cash equivalents                 909              566               265
Cash and cash equivalents at beginning of period                  269,586           88,489            24,657
                                                                ---------         --------           -------
Cash and cash equivalents at end of period                       $183,234         $269,586           $88,489
                                                                =========         ========           =======
Supplemental disclosure of cash flow information
refer to Note 9
Cash paid:
Interest                                                         $  7,439           $5,421            $2,890
                                                                =========         ========           =======
Income taxes                                                           21                -              $116
                                                                =========         ========           =======
Equipment acquired under capital lease                           $      -         $      -            $4,664
                                                                =========         ========           =======



   The accompanying notes are an integral part of these financial statements.

                              GLOBESPANVIRATA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

    On December 14, 2001, GlobeSpan, Inc. ("GlobeSpan") completed a merger with Virata Corporation ("Virata") under an Agreement and Plan of Merger dated as of October 1, 2001 (the "Merger Agreement"). Under that agreement, a wholly-owned subsidiary of GlobeSpan merged with and into Virata and Virata became a wholly-owned subsidiary of GlobeSpan. At the effective time of the merger, GlobeSpan was renamed GlobespanVirata, Inc. ("GlobespanVirata" or the "Company"). The merger with Virata was accounted for as a purchase; accordingly, the operating results for Virata have been included from the date of acquisition.

    GlobespanVirata is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data voice and video to homes and business enterprises throughout the world. Currently, the Company's integrated circuits, software and system designs are primarily used in digital subscriber line, or DSL, applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. The Company has sold its products to more than 400 telecommunications equipment manufacturers for incorporation into their products, which have been used in systems deployed by more than 50 telecommunications service providers and end users in more than 30 countries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting principles and practices used in the preparation of the accompanying financial statements are summarized below:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of GlobespanVirata, Inc. and all of its wholly-owned subsidiaries. The results of operations for the years ended December 31, 2002, 2001 and 2000 include the results of acquired subsidiaries from their effective dates (See Note 3). All intercompany transactions and balances are eliminated in consolidation.

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

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of the Company's revenue during the years ended December 31, 2002, 2001 and 2000 were from product sales.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments purchased with an original maturity of ninety days or less to be cash equivalents.

INVESTMENTS

   Short-term marketable securities consist of debt securities with original maturity dates between ninety days and one year. Long-term marketable securities consist of debt securities with original maturity dates greater than one year. The Company's investments are classified as available-for-sale, and are reported at fair value at the balance sheet date. The unrealized gains and losses, net of related taxes, are reported as a component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase and reassesses the classification at each reporting date. Gains and losses on the sale of available-for-sale investments are determined using the specific-identification method.

   For all investment securities, unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes.

INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required.

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

INTANGIBLES ASSETS

   Intangible assets at December 31, 2002 and 2001 consist of the excess of the purchase price of acquired businesses over the fair value of net assets acquired, as follows:

                                               2002             2001
                                               ----             ----

    Goodwill                                $      -          $779,689
    Core technology                           39,693           148,800
    Other identifiable intangibles            10,450            27,000
    Accumulated amortization                 (11,056)         (343,529)
                                            --------          --------

    Net intangible assets                   $ 39,087          $611,960
                                            ========          ========

     The intangible assets acquired in the years ended December 31, 2001 and 2000 are being amortized over periods ranging from two years to four years. Amortization expense related to intangible assets for the years ended December 31, 2002, 2001, and 2000 was $32,730, $209,178 and $130,572, respectively. As a result of the implementation of Statement of Financial Accounting Standards
(SFAS) No. 142, entitled "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer subject to amortization. Management evaluates the recoverability of the carrying amount of intangible assets annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability, undiscounted cash flows and the market value of the Company's common stock are the primary indicators used to assess the recoverability of intangible assets.

    The following is a reconciliation of net income, and basic and diluted loss per share between the amounts reported by the Company in the twelve months ended December 31, 2001 and 2000 and the adjusted amounts reflecting this new accounting standard.


                                                        Twelve Months       Twelve Months
                                                            Ended               Ended
                                                      December 31, 2001   December 31, 2000
                                                      ------------------ --------------------

Net loss:

   Reported loss from continuing operations before
extraordinary item                                           $(371,991)          $(195,395)

   Discontinued operations                                      (5,530)             (1,143)
   Extraordinary item                                               --              43,439
                                                             ---------           ---------
   Reported net loss                                         $(377,521)          $(153,099)
   Goodwill amortization                                       168,003             119,947
                                                             ---------           ---------
   Adjusted net loss                                         $(209,518)          $ (33,152)
                                                             =========           =========


Basic and diluted loss per share:

  Reported basic and diluted loss per share from
   continuing operations before extraordinary item           $   (4.91)          $   (3.01)
   Discontinued operations                                        (.07)               (.02)
   Extraordinary item                                               --                0.67
                                                             ---------           ---------
   Reported basic and diluted net loss per share             $   (4.98)          $   (2.36)
                                                             =========           =========
   Goodwill amortization                                     $    2.22           $    1.85
                                                             =========           =========
   Adjusted basic and diluted loss per share from
   continuing operations before extraordinary item           $   (2.69)          $   (1.16)
                                                             =========           =========
   Adjusted basic and diluted net loss per share             $   (2.76)          $   (0.51)
                                                             =========           =========

     As a result of the sale of its video compression business and due to the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline in valuation of technology company stocks, including the valuation of the Company's stock, the Company performed an assessment of the carrying value of the Company's long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with it various acquisitions. The assessment was performed pursuant to SFAS No. 144 entitled "Accounting For the Impairment or Disposal of Long-Lived Assets" and SFAS No.
142. As a result, the Company recorded a charge of $493,620 to reduce goodwill and other intangible assets during the year ended December 31, 2002, based upon the amount by which the carrying amount of these assets exceeded their fair value. Of the total charge, $458,385 relates to goodwill and $35,235 relates to other identifiable intangible assets. The charge is included within the caption "Impairment of goodwill and other acquired intangible assets" on the Company's Statements of Operations. Fair value was determined based on market value, including a review of the discounted future cash flows.

   A reconciliation of the Company's net intangible assets from December 31, 2001 to December 31, 2002 is as follows:

        Intangible assets, net at December 31, 2001                 $611,960
        Amortization for the year ended December 31, 2002            (33,990)
        Intangible asset impairment charge, including $37,152
        recorded as part of the net loss on sale of the video
        compression business                                        (530,772)
        Other adjustments                                             (8,111)
                                                                    --------

        Intangible assets, net at December 31, 2002                 $ 39,087
                                                                    ========

   The Company had goodwill, net of accumulated depreciation, of $491,739 at December 31, 2001, all of which was written off during the year ended December 31, 2002. At December 31, 2002, the Company does not have any goodwill recorded on its balance sheet.

PRODUCT WARRANTIES

   The Company provides purchasers of its products with certain warranties, generally twelve months, and records a related provision for estimated warranty costs at the date of sale. Warranty expense has been immaterial for all periods presented.

STOCK BASED COMPENSATION

   The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" (Note 15).

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

INCOME TAXES

   The Company accounts for income taxes under the provisions of SFAS No. 109, entitled "Accounting for Income Taxes," which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

COMPREHENSIVE INCOME

   The Company follows SFAS No. 130, entitled "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

LONG-LIVED ASSETS

   The impairment of long-lived assets is assessed by management of the Company using certain factors including probable comparable fair market values, anticipated future cash flows, and the aggregate value of the related businesses taken as a whole. These factors are periodically reviewed to determine whether current events or circumstances require an adjustment to the carrying values or estimated useful lives of fixed or intangible assets in accordance with the provisions of SFAS No. 144.

STOCK SPLITS

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In January 2003, the FASB issued Interpretation 46 entitled, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption will not have a material impact on its financial statements.

   In December 2002, SFAS No. 148 entitled "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results.

   In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

   In June 2002, SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3 entitled, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

   In April 2002, the FASB issued SFAS No. 145 entitled "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB No.
30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company in 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations or financial position.

RECLASSIFICATIONS:

   Certain reclassifications have been made to conform prior-year amounts to the current year presentation.

3. ACQUISITIONS

   On December 14, 2001, the Company completed its merger with Virata by issuing
65.9 million shares of its own common stock for the outstanding shares of Virata. In addition, the Company assumed the outstanding and unexercised options of Virata for the equivalent of 13.6 million options to purchase its common stock. The Company valued the options at fair value, as determined using the Black-Scholes option pricing model, and recorded such fair value, less the intrinsic value of the unvested portion of the stock options, as a component of the transaction purchase price. The intrinsic value of the unvested stock options, of $18,900, has been recorded as deferred compensation and will be amortized over the remaining vesting periods of the stock options, or approximately 24 months.

   In connection with the merger with Virata, the Company began to formulate a reorganization and restructuring plan (the "Reorganization Plan"). As a result of the Reorganization Plan, the Company recorded restructuring and other charges related to its operations of $37,832 during the year ended December 31, 2002. Additionally, the Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141, entitled "Business Combinations" and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata employee relocations and workforce reductions (refer to Note 10 for a complete description of the Company's reorganization and restructuring plans).

   On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5,000 in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of the shares of common stock issued to the principals of Ficon were subject to forfeiture if their employment ceased with the Company. The estimated fair value of those shares, of $28,800, was recorded to deferred stock compensation as a result of the guidance in EITF 95-8, entitled "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and was being amortized over a three-year vesting period on a straight line basis. As of March 31, 2002, 710,000 shares had been issued as a result of continued employment and 999,999 shares had been issued as a result of the completion of development milestones. On March 31, 2002, the Company accelerated the vesting of the remaining 250,000 unvested shares and as a result the Company recorded a non-cash charge during the first quarter of 2002 of approximately $8,000, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration. No incremental compensation charge was recorded as the fair market value of the Company's stock on March 31, 2002 was below the fair market value on the date the deferred stock compensation was recorded.

   On February 24, 2000, the Company acquired certain technology and employees of the Microelectronics Group of PairGain Technologies, Inc. ("PairGain"), designers of integrated circuits and software for DSL applications. The Company paid 3.2 million shares of its common stock and issued to PairGain a $90,000 subordinated redeemable convertible note (the "PairGain Note"). The terms of the PairGain Note gave the Company the option to redeem the PairGain Note, in cash, within the first six months after its issue, and thereafter gave PairGain the option to convert the PairGain Note into 2.9 million shares of the Company's common stock. The Company redeemed the PairGain Note for a cash payment of $90,000 during the year ended December 31, 2000, plus interest, which accrued at an annual rate of 5.0% through the date of redemption. In connection with the repayment of the PairGain Note, the Company recognized the redemption of the beneficial conversion feature previously recorded for $47,300 and an extraordinary gain on the associated redemption of $43,400. The beneficial conversion feature was recorded upon issuance of the PairGain Note and reflected the intrinsic value of the beneficial conversion feature. Such amount was amortized as non-cash interest expense over the period the beneficial conversion feature was first available. For the year ended December 31, 2000, $43,400 was recorded as non-cash interest expense.

   On April 27, 2000, the Company acquired all the issued and outstanding shares of T.sqware, Inc. ("T.sqware"), a provider of fully programmable scalable network processors supporting high-speed data communications. The Company paid for these shares by issuing 2.0 million shares of common stock and assuming the outstanding T.sqware options for the equivalent of 178,000 options to purchase its common stock.

   On June 30, 2000, the Company acquired all of the issued and outstanding shares of iCompression, Inc., ("iCompression"), a supplier of advanced signal processing technology for delivering voice, video and data for the broadband infrastructure in applications such as broadband video conferencing. The Company paid for these shares by issuing 3.4 million shares of its common stock and assuming the outstanding iCompression options for the equivalent of approximately 530,000 options to purchase its common stock.

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
                                                    ========      ========

   Each of the acquisitions was accounted for as a purchase and has been included in the Company's results of operations from its closing date.

   The amount allocated to in process research and development ("IPR&D") of $21,000 and $44,900 in the years ended December 31, 2001 and 2000, respectively, were expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following items for the projects under development at the time of the acquisition:

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

   The Company granted stock options to employees, including those of acquired entities, at various discounts to fair market value as part of its long-term employee retention strategy and has recorded deferred stock compensation associated with such option grants amounting to $60,800 during the year ended December 31, 2000. These amounts are being amortized over vesting periods ranging from six months to four years on a straight-line basis.

   The following unaudited pro forma information represents a summary of the results of operations as if the acquisitions occurred on January 1, 2000.

                                          Year ended December 31,
                                       2001                     2000
                                     --------                ---------

       Revenue                       $ 366,449               $ 476,951
                                     =========               =========
       Net loss                      $(440,053)              $(297,783)
                                     =========               =========
       Net loss per common share     $   (3.18)              $   (2.23)
                                     =========               =========

The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.

4. INVENTORIES, NET

   Inventories at December 31, 2002 and 2001 consisted of the following:

                                    December 31,            December 31,
                                        2002                    2001
                                        ----                    ----

       Raw materials                 $      -                 $ 1,959
       Work in process                  6,796                   6,099
       Finished Goods                  65,041                  97,083
       Reserve for excess and
           obsolete inventories       (47,905)                (74,444)
                                     --------                 -------

       Inventories, net             $  23,932                $ 30,697
                                     ========                 =======

   As a result of a slowdown in the global telecommunications equipment market during the first quarter of 2001 and customer inventory balancing problems, the Company received customer requests to reduce or cancel sales orders and/or delay delivery dates. These conditions reflected a rapid change in its business environment and in customer demand as compared to the fourth quarter of 2000. Consequently, the Company's backlog was reduced significantly and its ability to estimate customer demand was negatively impacted.

     The Company does not produce its own inventory, but subcontracts the manufacturing to foundries. The Company must order inventory from these foundries substantially in advance of delivery. In the fourth quarter of 2000, the Company ordered inventory for delivery in the first quarter of 2001 based on a record level of demand in the fourth quarter of 2000. Due to the reduction and cancellation of orders and delay of delivery dates in the first quarter of 2001, as well as management's decision to accelerate customer transition to higher density and higher performance product, a provision for excess and obsolete inventories was recorded during the first quarter of 2001 of approximately $49,000. Of the provision, $20,000 related to products for which customer demand no longer existed and the remainder to product for which management decided to migrate customers to more advanced products.

   During the fourth quarter of 2001, the Company recorded an additional $31,800 for excess and obsolete inventory. These charges were primarily a result of the accelerated migration of its customers to next generation products, in conjunction with its merger with Virata.

5. CONCENTRATION OF RISK AND CUSTOMER INFORMATION

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade receivables. At December 31, 2002 and 2001, five of the Company's customers accounted for $26,146 (76.8%) and $16,537 (71.2%), of net accounts receivable, respectively. Approximately 41.9% of the net accounts receivable at December 31, 2002 is due from customers from whom the Company has collateralized payment arrangements through a letter of credit with a bank.

   Sales to customers who individually represented more than 10% of the Company's net revenues amounted to $32,121 (14.0%), $104,671 (39.5%), and $217,768 (63.0%) of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues from customers who represented more than 10% of net revenues were as follows:

                                                Years Ended
                                                December 31,
                                       2002          2001         2000
                                       ----          ----         ----
         Net revenues:
             Customer A              $     -       $32,774      $96,494
             Customer B                    -        71,897       82,234
             Customer C                    -             -       39,040
             Customer D               32,121             -            -

   The Company's sales to overseas customers are predominantly denominated in the U.S. dollar. Revenues by geographic region for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                 Years Ended
                                                 December 31,
                                        2002         2001         2000
                                        ----         ----         ----
Net revenues:
  North America                      $ 44,979    $ 146,273     $224,276
  Europe                                9,469       16,116       10,291
  Mexico/Latin America                  1,413          909       24,713
  Asia                                172,860      101,452       86,306
  Australia                               147          100           52
                                     --------    ---------     --------
                                     $228,868    $ 264,850     $345,638
                                     ========    =========     ========

   The Company's revenue distribution by geographic region is determined based upon customer ship to locations, which are not necessarily indicative of the geographic region in which the customer's equipment is ultimately deployed.

   The Company has diversified its manufacturing among several vendors. Purchases from the Company's top five inventory vendors represented 87.9% of total inventory purchases for the year ended December 31, 2002. One vendor represented 33.0% of the Company's total inventory purchases for the year ended December 31, 2002.

   A single vendor manufactured substantially all of the chip sets sold by the Company during 2001 and 2000. Purchases from this vendor approximated 87.0% and 90.0%, of total inventory purchases for the years ended December 31, 2001 and 2000, respectively.

6. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                       December 31,
                                                     2002         2001
                                                     ----         ----

        Computers and equipment                    $ 29,529     $ 29,996
        Office furniture and fixtures                 2,125        3,736
        Software                                     11,228       15,005
        Leasehold improvements                        4,449        4,912
        Property under capital leases,
        primarily computers and equipment             3,310        3,510
        Land and building                             1,688        1,640
                                                   --------     --------
                                                     52,329       58,799
        Less: accumulated depreciation and
        amortization                                (30,924)     (25,905)
                                                   --------     --------
                                                   $ 21,405     $ 32,894
                                                   ========     ========

   Accumulated amortization on assets accounted for as capital leases, amounted to approximately $2,787 and $1,598 as of December 31, 2002 and 2001, respectively.

   Included in operating expenses is depreciation and amortization expense of $16,887, $9,639 and $9,275, for the years ended December 31, 2002, 2001 and
2000, respectively.

7. MARKETABLE SECURITIES

   Marketable securities are included in investments - marketable securities in both the current assets and non current asset categories, as appropriate. At December 31, 2002, 2001 and 2000, marketable securities totaling $344,823, $409,890 and $10,778 were available-for-sale and recorded at fair value:


                    Gross Unrealized          Unrealized
                          Cost         Holding Gains (Losses)    Market Value
                    ----------------   ----------------------    ------------
December 31, 2002       $343,002               $1,821              $344,823
December 31, 2001       $409,802               $   88              $409,890

   Proceeds from the sale of available-for-sale securities during the years ended December 31, 2002, 2001 and 2000 were approximately $609,270, $69,136 and $19,860, respectively, for which there was an immaterial associated gain or loss.

   As of December 31, 2002, substantially all of the Company's short-term investments were in money market funds, certificates of deposits, or high-quality commercial paper. Long-term securities are primarily comprised of corporate bonds rated AA or better and U.S. Government backed securities.

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

8. DEFINED CONTRIBUTION PLAN

   The Company participates in a 401(k) plan covering substantially all employees. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to 6.0% of an employee's annual salary. Additionally, the board of directors may grant discretionary contributions based on an employee's age. Contributions to the plan by the Company amounted to approximately $2,435, $2,006 and $1,423 for the years ended December 31, 2002, 2001 and 2000. In connection with the merger with Virata, the Company assumed the former Virata 401(k) Plan. Under this plan, the Company provides 50% matching contribution, up to $2 per calendar year, per employee. During 2002, the Virata 401(k) Plan was merged into the GlobespanVirata 401(k) plan.

9. SUPPLEMENTAL CASH FLOW DATA

   The Company acquired cash of $73,853 in connection with its merger with Virata in 2001, as described below.

   The Company acquired cash of approximately $31,900 in connection with the acquisitions of T.sqware and iCompression completed during the second quarter of 2000 and used cash of approximately $12,900 in connection with the purchases of Ficon, certain technology and employees of PairGain and other acquisitions completed during 2000, resulting in net cash received from acquisitions of $18,975 during the year ended December 31, 2000, as follows:

                                                  2001              2000
                                                  ----              ----

       Purchase price                          $ 651,077         $ 820,771
       Common stock issued                      (629,213)         (717,436)
       Subordinated redeemable
            convertible note payable                   -           (90,000)
       Accrued transaction costs                  (2,699)             (434)
                                               ---------         ---------
       Cash paid                               $  19,165         $  12,901

       Less: cash acquired                       (93,018)          (31,876)
                                               ---------         ---------
       Net cash received from
         acquisition of businesses             $ (73,853)        $ (18,975)
                                               =========         =========

10. RESTRUCTURING AND REORGANIZATION LIABILITIES

REORGANIZATION LIABILITIES

   In connection with the merger with Virata, the Company began to formulate the Reorganization Plan, which consisted primarily of eliminating redundant positions and consolidating its worldwide facilities. The Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141 and EITF 95-3, the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions. The assets and liabilities recorded in connection with the purchase price allocations for Virata were based on preliminary estimates of fair value at the time of the merger and have been adjusted to fair value as of December 31, 2002.

   The estimated costs related to the Reorganization Plan, which consists of Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions, is as follows:

                 December 31, 2001
                  Reorganization      2002     Reorganization  December 31, 2002
                   Liability       Payments     Adjustments        Liability
                   -------------------------------------------------------------

Workforce related  $  14,524       ($6,548)        $(5,393)           $2,583
Facilities charges    16,318        (2,669)           (132)           13,517
Other charges            900          (900)              -                 -
                   -------------------------------------------------------------

Total              $  31,742      ($10,117)        $(5,525)          $16,100
                   =============================================================


   As a result of the Reorganization Plan, approximately 240 employees of Virata have either relocated or been part of an involuntary workforce reduction. The Reorganization Plan relates primarily to employees located in the United States and consists of relocating key research and development and other key employees to existing facilities and eliminating redundant functions. The workforce related charge of $14,524 was based upon estimates of the relocation costs or the severance and fringe benefits for the affected employees. As of December 31, 2002, the Company paid $6,548 of these workforce related charges. Additionally, the Company reduced its estimated liability for workforce reduction related charges by $5,393 due primarily to lower than expected relocation costs. The adjustment was recorded as a reduction to acquired intangible assets. Substantially all of the remaining liability of $2,583 is expected to be paid during the first quarter of 2003.

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

RESTRUCTURING LIABILITIES

   2002 RESTRUCTURING CHARGES

   In connection with the Reorganization Plan, the Company recorded restructuring and other charges in the year ended December 31, 2002 of $37,832. These charges were primarily recorded in accordance with the provisions of EITF 94-3 and SFAS No. 144.

The details of these charges are described below.

   There was no net impact on the statement of operations for the restructuring and other charges during the first quarter of 2002. However, the Company recorded $1,500 related to an involuntary workforce reduction, which was offset by the reversal of $1,500 of facility charges, explained in more detail as follows. In February of 2002, the Company purchased a 200,000 square foot facility located in Old Bridge, New Jersey for approximately $30,000. Prior to the acquisition of the facility, the Company had an operating lease related to this facility. In conjunction with the purchase of the facility the Company paid the landlord approximately $5,000 to terminate the lease commitment. The Company had recorded a $14,500 charge in the 2001 Restructuring Plan, which is more fully described below, related to the expected losses from this non-cancelable lease commitment. At the time of the purchase, the Company intended to move its headquarters from Red Bank, New Jersey to Old Bridge, New Jersey when the construction related to the interior of the facility was completed. During the first quarter of 2002, the Company reversed the unused portion of the previously recorded reserve related to the Old Bridge facility of $9,500 and recorded a reserve for losses related to the non-cancelable lease commitment for the Company's facility in Red Bank of $8,000.

   During the second quarter of 2002, the Company recorded restructuring and other charges of $15,750. These charges primarily related to a facility closure and the related impact on outstanding real estate leases and leasehold improvements, of $13,800 and workforce reductions of $1,950.

   During the third quarter of 2002, the Company decided to maintain its headquarters in Red Bank and sell the previously purchased Old Bridge facility. The Company has classified the facility as an asset held for sale on its balance sheet as of December 31, 2002 and recorded the asset at its fair value less estimated costs of disposal. Total restructuring and other charges recorded in the third quarter of 2002 were $4,450. These charges consisted of employee severance related costs of $1,500, a net benefit resulting from the reversal of previously recorded facility related charges of $1,500 and a $4,450 charge related to the write-down of the Old Bridge facility to its estimated fair value. The write-down of $4,450 during the third quarter of 2002 was included within the restructuring and other charges on the Company's statements of operations for the year ended December 31, 2002. Depending on market conditions, the Company may lease all or a portion of the facility prior to sale. The net benefit of $1,500 related to facilities consisted of the reversal of the previously recorded reserve of approximately $8,000 related to the non-cancelable lease on the Company's Red Bank facility. In addition, due to a continued decline in the real estate markets in certain regions in which the Company is pursuing subleases, the Company increased its estimated losses on other non-cancelable lease commitments by $6,500, including $2,000 of leasehold and other asset impairments.

   During the fourth quarter of 2002, the Company announced additional workforce reductions and facility consolidations, which resulted in it recording $12.9 million of workforce related charges, including $3.7 million of non-cash charges related to the modification of stock options. This announcement impacted approximately 110 employees across all geographic regions. As a result of the reduction in the Company's workforce, it further consolidated its use of facilities and recorded $4.7 million of facility related charges which pertain primarily to asset impairments as a result of the reduction in workforce and resulting decrease in the use of facilities and equipment.

   The Company expects to implement further restructuring actions during 2003.

   2001 RESTRUCTURING CHARGES

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

   As a result of the reduction in the Company's workforce, it consolidated its use of facilities, which had been leased in anticipation of continued long-term growth, and is actively pursuing subleases for vacant space. Due to the decline in the real estate market in the geographic regions in which it is pursuing subleases, the Company has estimated its losses on these non-cancelable lease commitments, including the write-off of leasehold improvements and executory and other administrative costs to complete subleases, to be $36,750. These non-cancelable lease commitments range from eighteen months to ten years in length.

   The remaining $4,330 consisted primarily of the write-off of certain investments which the Company deemed to have no future value.

   The table below presents the liabilities associated with the 2001 Restructuring Plan as of December 31, 2001 and 2002, respectively, including payments and adjustments made during 2002, and merger related restructuring charges recorded during 2002 (the "2002 Restructuring Charge"):

                     December 31, 2001                                                     December 31,2002,
                      Restructuring    2002 Restructuring     Non-Cash       Cash          Restructuring
                          Liability         Charges           Charges        Payments      Liability
                  ------------------------------------------------------------------------------------------

Workforce reduction        $  1,827          $ 16,678        $ (4,377)      $ (7,334)     $  6,794
Facilities consolidation     31,672            21,154         (12,154)       (11,854)       28,818
Other charges                   774                 -               -              -           774
                  ------------------------------------------------------------------------------------------

Total charges              $ 34,273          $ 37,832        $(16,531)      $(19,188)     $ 36,386
                  ==========================================================================================

   The table below presents the liabilities associated with the 2001 Restructuring Plan as of December 31, 2001, including payments made during the year ended December 31, 2001:

                            Total       Non-cash        Cash    Restructuring
                           Charges      Charges      Payments     Liability

Workforce reduction       $  3,672     $ (1,262)    $  (583)        $   1,827
Facilities consolidation    36,750       (1,514)     (3,564)           31,672
Other charges                4,330       (2,630)       (926)              774
                          ---------------------------------------------------

            Total         $ 44,752     $ (5,406)    $(5,073)        $  34,273
                          ===================================================


11. PRIVATE OFFERING OF CONVERTIBLE SUBORDINATED NOTES

   On May 11, 2001, the Company sold $130,000 of its 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The Company received net proceeds from the sale of the notes of $126,400. The Company expects to continue to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and possible acquisitions. The notes are unsecured obligations of the Company and will mature on May 15, 2006. The notes are contractually subordinated in right of payment to all of the Company's existing and future senior indebtedness.

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

12. INCOME TAXES

   Deferred tax assets (liabilities) are comprised of the following:

                                                              December 31,
                                                            2002        2001
                                                            ----        ----
                  Amortization of intangibles            $ 63,073    $      -
                  Net depreciable assets                   10,739      12,603
                  Accrued expenses                         17,815       9,711
                  Inventory reserve and
                  capitalization                           50,208      19,690
                  Deferred compensation                    24,446      65,731
                  Net operating loss carryforwards        127,362      88,830
                  Other                                     8,182       5,481
                                                         --------    --------
                                                          301,825     202,046
                  Less valuation allowance               (301,825)   (187,954)
                                                         --------    --------
                  Net deferred tax assets                       -      14,092
                  Net intangible assets                         -     (14,092)
                                                         --------    --------
                  Net deferred tax liability             $      -    $      -
                                                         ========    ========

   The Company has acquired and generated federal, state and foreign net operating loss carryforwards of approximately $522,206 and $356,731, as of December 31, 2002 and 2001, respectively, which are due to expire between 2003 and 2023. Certain foreign net operating losses may be carried forward indefinitely. Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the annual and aggregate utilization of federal net operating loss carryforwards when an ownership change occurs. Generally, an ownership change occurs when a greater than 50% change in ownership takes place over a three-year test period. The annual utilization of net operating loss carryforwards generated prior to such change in ownership is limited, in any one year, to a percentage of the fair market value of the Company at the time of the ownership change.

   Due to the uncertainty of realization of its deferred tax assets, the Company has provided a valuation allowance against its deferred tax assets. At such time when it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

   For the years ended December 31, 2001 and 2000, the Company's federal and state income taxes payable have been reduced by the tax benefits associated with dispositions and exercise of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, related to non-qualified stock options or disqualifying dispositions of incentive stock options. These benefits were credited directly to shareholders' equity and amounted to $0, $304 and $30,116 for the years ended December 31, 2002, 2001 and 2000, respectively.

   The components of the provision (benefit) for income taxes for continuing operations are as follows:

                                                       Years Ended
                                                       December 31,
                                                2002       2001      2000
                                                ----       ----      ----

       Current:
          Federal                             $    --    $    --   $ 18,678
          State                                    10        316      4,368
          Foreign                                 250      1,959         --
                                              -------    -------   --------
       Subtotal Current                           260      2,275     23,046
                                              -------    -------   --------
       Deferred:
          Federal                             (97,641)   (73,117)   (26,621)
          State                               (13,868)   (10,975)    (3,780)
          Foreign                              (2,362)       178         --
          Change in valuation allowance       113,871     77,528     22,486
                                              -------    -------   --------
       Subtotal Deferred                           --     (6,386)    (7,915)
                                              -------    -------   --------
        Income tax provision (benefit)        $   260    $(4,111)  $ 15,131
                                              =======    =======   ========

   The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable income tax rate to income before taxes, excluding amounts associated with the beneficial conversion feature in 2000, as follows:

                                                    Years Ended
                                                    December 31,
                                              2002       2001      2000
                                              ----       ----      ----

       U.S. statutory rate                   (35.0)%    (35.0)%   (35.0)%
       State taxes                            (2.1)      (2.7)      2.1
       Amortization of intangible assets      19.6       10.0      13.1
       In process research and development      --        1.9      11.4
       Net operating loss utilized              --         --       2.9
       Other                                    --        (.3)       .1
       Change in valuation allowance          17.5       25.1      16.3
                                             -----      -----     -----
     Effective tax rate                        0.0%      (1.0)%    10.9%
                                             =====      =====     =====

13. EARNINGS PER SHARE

   The Company has adopted SFAS No. 128 entitled "Earnings per Share" which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of the outstanding stock warrants and options is required to be computed using the treasury stock method. As of December 31, 2002, 2001 and 2000, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 44.8 million, 45.0 million, and 17.4 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130,000 of convertible subordinated notes which can be converted into common stock of the Company at a conversion price of $26.67 per share. The notes were anti-dilutive to earnings per share for the years ended December 31, 2002 and 2001 and therefore have been excluded from the calculation.

   The computations of Basic EPS and Diluted EPS for the years ended December 31, 2002, 2001 and 2000, are as follows:


                                                      2002           2001           2000
                                                      ----           ----           ----

     Numerator:
     Loss from continuing operations before
     extraordinary item                           $(647,041)     $(371,991)     $(195,395)
     Discontinued operations                         (7,926)        (5,530)        (1,143)
                                                  ---------      ---------      ---------
     Loss before extraordinary item                (654,967)      (377,521)      (196,538)
     Extraordinary item                                  --             --         43,439
                                                  ---------      ---------      ---------
     Net loss                                     $(654,967)     $(377,521)     $(153,099)
                                                  =========      =========      =========

     Denominator:
         Basic shares                               135,934         75,796         64,924
         Effect of dilutive instruments                  --             --             --
                                                  ---------      ---------      ---------
         Diluted shares                             135,934         75,796         64,924
                                                  =========      =========      =========

     Basic and diluted loss per share:
     Loss from continuing operations before
         extraordinary item                       $   (4.76)     $   (4.91)     $   (3.01)
     Discontinued operations                          (0.06)         (0.07)         (0.02)
     Extraordinary item                                  --             --      $    0.67
                                                  ---------      ---------      ---------
     Net loss                                     $   (4.82)     $   (4.98)     $   (2.36)
                                                  =========      =========      =========

14.  STOCKHOLDERS' EQUITY

   On June 19, 2002, the Company's board of directors authorized the repurchase of up to $100,000 of its common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company, based on its evaluation of market conditions, applicable legal requirements and other factors. The stock repurchase program is expected to be funded using the Company's available working capital. As of December 31, 2002, the Company repurchased 13.5 million shares at an average price per share of $3.36, for an aggregate purchase price of $45,373.

   On August 2, 2000, the Company completed a follow-on public offering of 8.6 million shares of common stock at a price of $100 per share. Of the 8.6 million shares of common stock, 1.4 million shares were sold by the Company, resulting in proceeds from the offering of $133,000, net of related expenses, and 7.2 million shares were sold by selling shareholders (including 1.1 million shares sold by selling shareholders upon exercise by the underwriters of their over-allotment option). The Company did not receive any of the proceeds from the sales of shares by the selling shareholders.

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

15.      STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

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

   Under the 1996 Plan, certain individuals to whom stock options have been granted may elect to exercise those options prior to the lapse of the full vesting period. Upon termination of employment, the Company may repurchase any unvested shares issued pursuant to such election at the exercise price. During the years ended December 31, 2001 and 2000, the Company repurchased 25,000 and 179,000 shares under such provision. At December 31, 2002, 2001 and

2000 there were 0.0 million, 0.7 million, and 2.3 million shares, respectively, issued and outstanding that were subject to this repurchase provision.

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

   The 1996 Plan permits optionees to exercise their stock options by issuing a promissory note. When stock options are exercised utilizing a promissory note, the Company records notes receivable from stock sales. The notes are full recourse promissory notes bearing interest at fixed rates ranging from 5.22% to 6.16% and are collateralized by the stock issued upon exercise of the stock options. The notes including accrued interest thereon mature five years from the date of issuance. As of December 31, 2002 and 2001, notes receivable from stock sales amounted to $5,231 and $5,037, respectively.

1999 SUPPLEMENTAL STOCK OPTION PLAN

   In December 1999, the Company's board of directors approved the adoption of the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). Upon adoption of the 1999 Supplemental Plan, the Company reserved 6.0 million shares of its common stock for issuance under the 1999 Supplemental Plan. During 2002, 2001 and 2000, the Company reserved an additional 5.7 million, 10.0 million and
5.3 million shares of its common stock, for issuance under the 1999 Supplemental Plan. Under the 1999 Supplemental Plan, the Company may grant incentive or nonqualified stock options to non-officer employees and consultants. The 1999 Supplemental Plan is administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Supplemental Plan.

1999 EQUITY INCENTIVE PLAN

   In March 1999, the Company's board of directors approved the adoption of the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan was approved by the Company's stockholders in May 1999. Upon adoption of the 1999 Plan, the Company reserved 3.0 million shares of its common stock, together with the shares of common stock remaining available for issuance under the 1996 Plan, for issuance under the 1999 Plan. The number of shares reserved for issuance under the 1999 Plan automatically increased each year beginning May 1, 2000 and ending May 1, 2002, by the lesser of 5.0% of the total number of shares of common stock then outstanding or 3.0 million shares. Under the 1999 Plan, the Company may grant incentive or nonqualified stock options, stock appreciation rights, restricted stock or stock units to employees, non-employee directors and consultants. The 1999 Plan is administered by the Compensation Committee of the board of directors in accordance with the terms of the 1999 Plan.

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

   On January 22, 2002, the Company's board of directors approved a one-year extension to the exercise period of all outstanding and vested options held by the Directors who resigned on December 14, 2001, in connection with the Virata merger. The Company recognized approximately $2,500 as a result of this action.

   The following table summarizes stock options granted, exercised and forfeited (in thousands) since December 31, 1999:


                                                                   Weighted
                                                                    Average
                                                                   Purchase
                                              Options                 Price
                                              -------              --------
          Balance at
           December 31, 1999                    7,849                $10.91
             Granted                           10,576                $65.85
             Exercised                         (1,497)                $1.56
             Forfeited                           (544)               $74.00
                                                -----                ------
          Balance at
           December 31, 2000                   16,384                $45.23
             Granted                           31,384                $10.62
             Exercised                           (898)                $2.29
             Forfeited                         (2,585)               $57.08
                                              -------                ------
          Balance at
           December 31, 2001                   44,285                $20.96
             Granted                            9,620                 $3.35
             Exercised                         (1,344)                $3.03
             Forfeited                         (8,420)               $24.70
                                               ------                ------
          Balance at
           December 31, 2002                   44,141                $16.93
                                               ======                ======

      The following table summarizes information about outstanding stock options (in thousands) as of December 31, 2002:

                                           Options Outstanding            Options Exercisable
                                           -------------------            -------------------
                                                 Weighted
                                                 Average      Weighted   Exercisable Weighted
                                   Outstanding   Remaining    Average    at          Average
     Actual Ranges of Exercise     at December   Contractual  Exercise   December    Exercise
               Prices                31, 2002     Life        Price      31, 2002     Price
     -------------------------     -----------   -----------  --------   ----------- --------
            $0.01 - 09.99              21,107      7.3          $4.82       9,155      $5.21
           $10.00 - 19.83              15,071      7.5         $13.41       7,190     $13.89
           $20.13 - 29.06               2,481      6.7         $23.13       2,287     $23.09
           $30.19 - 39.61               1,414      7.0         $31.88         972     $31.88
           $40.63 - 48.29                 494      6.9         $44.71         403     $44.42
           $50.13 - 59.00                  62      6.4         $54.73          38     $54.77
           $60.88 - 69.50                 969      7.0         $63.58         652     $63.56
           $72.06 - 79.75                 584      5.8         $75.24         438     $75.18
           $80.00 - 89.44                 232      6.7         $83.08         145     $83.20
           $90.00 - 98.06                 275      5.0         $94.63         241     $94.83
          $100.00 - 107.81                411      6.6        $102.21         259    $102.21
          $110.00 - 119.56                850      7.1        $115.16         504    $115.27
          $120.56 - 129.81                129      6.8        $125.69          85    $125.50
          $130.38 - 139.13                 57      7.4        $133.48          39    $133.36
          $141.63 - 146.00                  5      6.7        $146.00           3    $146.00
    ------------------------------ ------------- ------------ ---------- ----------- ----------
            $0.01 - 146.00             44,141      7.3         $16.93      22,411     $20.59

     The Company has, in connection with the acquisitions discussed in Note 3, assumed the stock option plans of each acquired company. During the years ended December 31, 2001 and 2000, respectively, a total of approximately 18.6 million and 0.7 million shares of the Company's common stock were reserved for issuance under the assumed plans and the related outstanding options, which aggregate
14.3 million as of December 31, 2002, are included in the preceding table.

EMPLOYEE STOCK OPTIONS ACCOUNTING

   The Company accounts for stock options granted to employees in accordance with APB No. 25. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and fully diluted earnings per share on a pro forma basis would have been ($770,199), ($484,634), and ($230,553), and ($5.67), ($6.39),
and ($3.55), for the years ended December 31, 2002, 2001 and 2000, respectively, as calculated utilizing the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2002, 2001 and 2000: (1) risk-free interest rate of 3.3%, 4.0%, and 6.3%, respectively; (2) dividend yield of 0.00%; (3) expected life of four years for December 31, 2002, 2001 and 2000 and (4) volatility of 102%, 105% and 100% for December 31, 2002, 2001 and 2000, respectively.

   During 2002, 2001 and 2000, the Company granted stock options to employees to purchase shares of common stock at exercise prices less than the estimated fair market value of the Company's common stock at the date of grant. In connection with these issuances, the Company recorded $0, $18,530, and $89,552, of deferred compensation, of which $33,796, $24,388, and $22,582 was recognized during 2002, 2001 and 2000, respectively, as compensation expense. The deferred compensation is being amortized over the vesting period, which ranges from two to four years. The Company determined the amount of deferred compensation as the difference between the fair market value of the Company's common stock and the exercise price on the date of grant.

NON-EMPLOYEE OPTIONS

   In 2001 and 2000, the Company granted 122,000 and 32,000 stock options, respectively, to non-employees. In accordance with the requirements of EITF 96-18 entitled "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The Company recorded $2,383 and $1,535, respectively, reflecting the estimated fair value of these options utilizing the Black-Scholes option-pricing model and the assumptions indicated above. The Company has amortized this obligation to expense over the period services were performed. In 2002, no stock options were granted to non-employees.

EMPLOYEE STOCK PURCHASE PLAN

   On March 12, 1999, the Company's board of directors approved the adoption of an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was approved by the Company's stockholders in May 1999. The Company reserved 1.2 million shares of its common stock for issuance under the Purchase Plan, which automatically increased each year beginning February 1, 2000 and ending February 1, 2002, by the lesser of 2.0% of the total number of shares of common stock then outstanding or 1.2 million shares. The Purchase Plan permits each eligible employee, as defined, to purchase shares of the Company's common stock through payroll deductions, provided that the aggregate amount of each employee's payroll deductions does not exceed 15.0% of his cash compensation. Purchases of common stock occur on January 31 and July 31 of each year. The Purchase Plan is administered by the compensation committee of the board of directors in accordance with the terms of the Purchase Plan.

16.  COMMITMENTS AND CONTINGENCIES

   The Company leases certain facilities for office and research and development activities under agreements that expire at various dates through 2021. In addition, the Company leases certain computer and office equipment under agreements that are classified as capital leases, the net book value of which was $523 and $1,912 at December 31, 2002 and 2001, respectively. Minimum required future lease payments under the Company's capital and operating leases at December 31, 2002 are as follows:


                                                                    Operating Leases
                                                                      Included in
                                          Capital       Operating     Restructuring
                                           Leases       Leases            Plans
                                          -------       ---------   ----------------
Years Ended December 31,
   2003                                      1,221       $4,076       $11,453
   2004                                          7        3,936         9,536
   2005                                          6        3,762         8,099
   2006                                          -        3,497         7,217
   2007                                          -        3,467         6,234
   Thereafter                                    -       24,437         4,058
                                            -------     -------       -------
     Total minimum lease payments           $1,234      $43,175       $46,597
                                                        =======       =======
Less: amount representing interest             (66)
                                            -------
Present value of net minimum lease payments   1,168
Less: current portion                        (1,156)
                                            -------
Long term capital lease obligations             $12
                                            =======

   Approximately $10.3 million of the operating lease commitments is payable in periods beyond ten years. As of December 31, 2002, the Company had facility related restructuring reserves of $42.3 million.

   Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $7,512, $8,408 and $2,850, respectively, and is included in operating expenses.

   In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased our common stock between June 23, 1999 and December 6, 2000, filed a civil action complaint in the United States District Court for the Southern District of New York alleging violations of federal securities laws against certain underwriters of the Company's initial and secondary public offerings as well as certain of the Company's officers and directors (Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., No. 01-CV-10741). The complaint alleges that the defendants violated federal securities laws by issuing and selling the Company's common stock in our initial and secondary offerings without disclosing to investors that some of the underwriters had (1) solicited and received undisclosed and excessive commissions and (2) entered into agreements requiring certain of their customers to purchase our stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies that launched offerings during 1998 through 2000 (In re: Initial Public Offering Securities Litigation, No. 21 MC 92
(SAS)). The Company believes its officers and/or directors have meritorious defenses to the plaintiffs' claims and those defendants will defend themselves vigorously.

   The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. Although, as of the date hereof, no legal action has commenced against the Company, Texas Instruments has threatened the Company with a possible lawsuit for patent infringement. Texas Instruments' claim relates to a group of patents (and related foreign patents) that it believes are essential to certain industry standards for sending ADSL signals over the network. Texas Instruments has offered the Company licenses to these patents on terms that were not deemed acceptable. The Company continues to dispute the applicability of most, if not all, of these patents to our products and have asserted that Texas Instruments' patents are not infringed, invalid and/or are unenforceable. As of the date of the report, it is not possible to determine whether the Company and Texas Instruments will be able to resolve their dispute without litigation, nor can the outcome of this potential patent dispute be predicted with reasonable particularity if litigation were to ensue. If the Company is not able to agree on license terms in the near future, the Company believes that it is likely that it will become engaged in intellectual property litigation with Texas Instruments. Such litigation would be costly and could divert the efforts and attention of the Company's management and technical personnel from normal business operations. Although the Company believes that it has strong arguments in favor of its position in this dispute, the Company can give no assurance that it will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to the Company, the Company could be held responsible for the payment of damages and/or have the sale of its products stopped by an injunction, which could have a material adverse effect on our business, financial condition and results of operations.

   The Company is also a subject to various other inquiries or claims in connection with intellectual property rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. The Company can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to it or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company. In addition, the Company is involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, results of operation or financial condition.

17.  RELATED PARTY TRANSACTIONS

   Pursuant to a Purchase Agreement, dated June 18, 1996, three direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries of Communication Partners, L.P. (formerly Paradyne Partners, L.P.), acquired certain assets of AT&T Paradyne Corporation from its parent company, Lucent Technologies Inc. ("Lucent"), in exchange for $146.0 million in cash and notes and the assumption of certain liabilities effective July 31, 1996. The assets and liabilities were purchased by four separate operating subsidiaries of Communication Partners, L.P., including the Company.

   As of December 31, 2002 and 2001, Communication Partners, L.P. or other entities affiliated with Texas Pacific

Group owned 11.7% and 10.7%, respectively, of the Company's outstanding stock.

   During the years ended December 31, 2002, 2001, and 2000, the Company recorded product sales of $1,802, $1,027 and $8,355, respectively, related to goods sold to Paradyne Networks. At December 31, 2002 the Company had a receivable from Paradyne Networks in the amount of $76 and at December 31, 2001, the Company had a payable to Paradyne Networks in the amount of $1,196.

   In 1999, the Company and Paradyne Networks entered into a four-year Supply Agreement that gave Paradyne Networks preferential pricing and other terms in connection with the sale by the Company of products to Paradyne Networks. Under the terms of the Supply Agreement, the Company is required to honor Paradyne Networks' orders for the Company's products in quantities at least consistent with Paradyne Networks' past ordering practices and must afford Paradyne Networks at least the same priority for Paradyne Networks' orders as the Company affords its other similarly situated customers. The Company also granted Paradyne Networks a standard customer immunity under the Company's intellectual property rights with respect to any of Paradyne Networks' products which incorporate the Company's products.

   In 2002, the Company licensed certain technology related to subscriber line integrated circuit products from Legerity, Inc., a provider of analog/mixed-signal integrated circuits for wireline voice and data networks. Dipanjan Deb, a director of the Company, is a partner of an investment firm that is a controlling stockholder of Legerity and is also a director of Legerity. The Company paid license fees of $800 to Legerity during 2002.

18.  DISCONTINUED OPERATIONS

   During the second quarter of 2002, management of the Company committed to a plan to dispose of its video compression and EmWeb businesses (the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses, including the loss on sale of the video compression business, have been presented separately in the Company's statements of operations and the assets and liabilities of the Discontinued Businesses have been presented separately on the Company's balance sheets, for all periods presented.

The results of discontinued operations, for the periods presented, are as follows:


                                                       Year                 Year                 Year
                                                       Ended               Ended                Ended
                                                 December 31, 2002   December 31, 2001    December 31, 2000
                                              -------------------------------------------------------------
Net loss from operations of businesses
discontinued/held for sale:

Video                                                 ($3,168)             ($5,530)              ($1,143)
EmWeb                                                    (871)                  -                    -
                                                      --------             --------              ----------
Net loss from operations of businesses
discontinued/held for sale                            ($4,039)             ($5,530)              ($1,143)

Net Loss on Sale                                       (3,887)                 -                     -
                                                      --------             --------              ----------
Net loss from discontinued operations                 ($7,926)             ($5,530)              ($1,143)
                                                      ========             ========              ==========


    Revenues related to the Discontinued Businesses, for the periods presented, are as follows:

                                                       Year                 Year                 Year
                                                       Ended               Ended                Ended
                                                 December 31, 2002   December 31, 2001    December 31, 2000
                                              -------------------------------------------------------------
Revenues:
Video                                                  $4,002               $5,086                $2,460
EmWeb                                                     443                    -                     -
                                                      --------              -------             --------
Total revenues                                         $4,445               $5,086                $2,460
                                                      ========              =======             ========

19.  VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at    Additions -                  Balance at
                                              Beginning      Costs and                     End of
                      Classification          of Period      Expenses    Deductions (a)   Period
                    (In thousands)            ----------    -----------  --------------  ----------
Year ended December 31, 2002:
    Allowance for doubtful accounts              $5,761             -         (3,782)       1,979
    Valuation allowance-deferred tax asset     $187,954       113,871               -     301,825
    Inventory obsolescence reserve              $74,444      1,250(b)        (27,789)      47,905
Year ended December 31, 2001:
    Allowance for doubtful accounts              $5,403           458           (100)      $5,761
    Valuation allowance-deferred tax asset      $35,325       152,628               -    $187,953
    Inventory obsolescence reserve                 $262     79,602(b)         (5,420)     $74,444
Year ended December 31, 2000:
    Allowance for doubtful accounts                $337         5,094            (28)      $5,403
    Valuation allowance-deferred tax asset       $4,926        30,399               -     $35,325
    Inventory obsolescence reserve                  $95           167               -        $262

(a) Represents accounts written off as uncollectable and inventory previously reserved, which was subsequently sold.

(b) $1,250 of the provision for excess and obsolete inventory recorded during the year ended December 31, 2001 was related to a non-cancelable purchase commitment and was recorded to accrued liabilities on the Company's balance sheet at December 31, 2001. During the year ended December 31, 2002, the inventory was received and the accrued liability was transferred to the inventory obsolescence reserve.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended
                                                                     ------------------
                                  Mar. 31,    Jun. 30,    Sep. 29,     Dec. 31,     Mar. 31,      Jun. 30,     Sep. 30,    Dec. 31,
                                    2002         2002        2002        2002         2001          2001          2001       2001
                                  --------    --------    --------     --------     --------      --------     --------    --------
                                                       (In thousands except per share data)
Statement of Operations:

Net revenues                      $84,404      $45,943     $47,391      $51,130     $106,945       $58,495      $44,560     $54,850

Gross profit                       47,137       23,048      21,753       25,006       12,766        36,504       25,065         809

Loss from operations              (33,088)    (547,349)    (32,553)     (40,443)     (92,447)     (102,379)     (65,612)   (116,106)
Loss from continuing
operations before taxes           (31,219)    (545,540)    (31,216)     (38,806)     (91,350)     (102,330)     (65,973)   (116,449)

Loss from continuing
operations                        (31,479)    (545,540)    (31,216)     (38,806)     (89,162)     (102,820)     (65,303)   (126,236)
Net loss from operations of
discontinued businesses
(including net loss on the
sale of the video
compression business of
$3,887 during the quarter
ended June 30, 2002)               (1,230)      (6,696)          -            -         (861)         (832)      (1,398)     (2,439)


Net loss                          (32,709)    (552,236)    (31,216)     (38,806)     (89,162)     (102,820)     (65,302)   (120,237)
Loss from continuing
operations per share -
basic and diluted                  $(0.22)      $(3.87)     $(0.23)      $(0.30)      $(0.66)       $(1.41)      $(0.87)     $(1.36)
                                  ========     ========     =======      =======    =========     =========    =========   ========

Net loss  per share -
basic and diluted                  $(0.23)      $(3.92)     $(0.23)      $(0.30)    $  (0.77)       $(1.42)      $(0.89)     $(1.39)
                                  ========     ========     =======      =======    =========     =========    =========   ========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBESPANVIRATA, INC.

                                 /s/ ARMANDO GEDAY
March 10, 2003                 By ______________________________________
                                        Armando Geday
                                 President, Chief Executive Officer and Director


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

     SIGNATURE                       TITLE                         DATE

/s/ ARMANDO GEDAY
________________________   President, Chief Executive           March 10, 2003
    Armando Geday            Officer and Director


/s/ ROBERT MCMULLAN
________________________   Vice President and Chief             March 10, 2003
    Robert McMullan          Financial Officer


/s/ GARY BLOOM
________________________   Director                             March 10, 2003
    Gary Bloom


/s/ JAMES COULTER
________________________   Director                             March 10, 2003
    James Coulter


/s/ DIPANJAN DEB
________________________   Director                             March 10, 2003
    Dipanjan Deb


/s/ HERMANN HAUSER
________________________   Director                             March 10, 2003
    Hermann Hauser


/s/ JOHN MARREN
________________________   Director                             March 10, 2003
    John Marren


/s/ GIUSEPPE ZOCCO
________________________   Director                             March 10, 2003
    Giuseppe Zocco

I, Armando Geday, certify that:

1. I have reviewed this annual report on Form 10-K of GlobespanVirata, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003

/s/ ARMANDO GEDAY
--------------------
Armando Geday
Chief Executive Officer

I, Robert McMullan, certify that:

1. I have reviewed this annual report on Form 10-K of GlobespanVirata, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003


/s/ ROBERT MCMULLAN
--------------------
Robert McMullan
Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number
-------

2.1 Agreement and Plan of Merger, dated October 1, 2001, by and among the Company, Wine Acquisition Corp. and Virata Corporation (incorporated herein by reference to Annex A to the joint proxy statement/ prospectus which constitutes a part of the Registration Statement on Form S-4 (File No.: 333-72028)).

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed April 1, 2002).

3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed April 1, 2002).

4.1 Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed April 1,
          2002).

4.2 Investors' Rights Agreement between the Company, Intel Corporation, Cisco Systems, Inc. and Communication Partners, L.P., dated May 6, 1999 (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

4.3 Registration Rights Agreement between the Several Persons named in Annex I thereto, dated January 28, 2000 (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed on July 7, 2000).

4.4 Instrument Defining Rights of Stockholders of the Company (incorporated into this document by reference to the Company's Form 8-A (File No. 000-26401)).

4.5 Indenture dated as of May 11, 2001 between the Company and United States Trust Company of New York (incorporated herein by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 15, 2001).

4.6 Registration Rights Agreement dated as of May 11, 2001, by and among the Company and Morgan Stanley & Co. Incorporated (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 15, 2001).

4.7 Rights Agreement, dated as of July 5, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A filed on July 11, 2002).

4.8 Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 to the Form 8-A filed on July 11, 2002).

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

10.5 Lease Agreement between Shav Associates and the Company, dated March 20, 2001(incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed March 30, 2001).

10.6 Termination Agreement between the Company and Paradyne Corporation, dated December 31, 1998 (incorporated herein by reference to Exhibit
          10.10 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.7* Employment Agreement between the Company and Armando Geday, dated as of October 1, 2001 (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed April 1, 2002).

10.8* Employment Agreement between the Company and Charles Cotton, dated as of October 1, 2001(incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed April 1, 2002).

10.9* Employment Agreement between the Company and Nicholas Aretakis, dated as of January 17, 2002.

10.10* Employment Agreement between the Company and Robert McMullan, dated as of January 17, 2002, executed and amended on August 13, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 12, 2002).

10.11 Intellectual Property Agreement among the Company, Lucent Technologies Inc. and Paradyne Corporation, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.12+ Product Supply Agreement between the Company and Paradyne Corporation dated March 16, 1999 (incorporated herein by reference to Exhibit
          10.18 to the Company's Registration Statement on Form S-1 (File No. 333-75173)).

10.13*    1999 Supplemental Plan (incorporated herein by reference to Exhibit
          4.4 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.14* T.Sqware, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.15* T.Sqware, Inc. 1997 Stock Option Plan Sub Plan for French Employees (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.16* 2000 Stock Option Plan Sub Plan for French Employees (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.17* iCompression, Inc. 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.18* Internext Compression, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-40720)).

10.19* Ultima Communication, Inc. 1999 Stock/Option Issuance Plan (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 (File No. 333-49864)).

10.20*    AtecoM, Inc. 1996 Stock Plan (incorporated herein by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-49864)).

10.21* Amended and Restated Virata Corporation 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.22* Virata Corporation 1999 Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.23* D2 Technologies, Inc. Tandem Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.24* Inverness Systems Ltd. Share Option Plan (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.25* Agranat Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.26* Excess Bandwidth 1998 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-75324)).

10.27# Employment Agreement between the Company and Charles Michael Powell, dated as of January 17, 2002.

10.28# Employment Agreement between the Company and Vivek Bansal, dated as of January 17, 2002.

10.29# Separation Letter between the Company and Andrew Vought, dated July 3, 2002.

10.30# Separation Letter between the Company and Charles Cotton, dated December 20, 2002.

21.1#     Subsidiaries of the Company.

23.1#     Consent of PricewaterhouseCoopers LLP.

24.1#     Power of Attorney (included on signature page).

99.1#     Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2#     Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.
* Constitutes a management contract or compensatory plan or arrangement.
# Filed herewith.