Form 10-Q
period 2003-03-30
GLOBESPANVIRATA INC
filed 2003-04-29
CIK 1081197

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    Form 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                      For the quarter ended March 30, 2003


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

     The number of shares outstanding of the Registrant's Common Stock as of April 25, 2003 was 130,451,350



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              GlobespanVirata, Inc.

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information


  Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of March 30, 2003 and
        December 31, 2002.....................................................2

        Condensed Consolidated Statements of Operations for the Three Months
        Ended March 30, 2003 and March 31, 2002...............................3

        Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended March 30, 2003 and March 31, 2002...............................4

        Notes to Condensed Consolidated Financial Statements..................5

  Item 2.  Management's Discussion and Analysis of Consolidated Financial
           Condition and Results of Operations...............................14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........19

  Item 4.  Controls and Procedures...........................................20

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K...................................20

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             GlobespanVirata, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                           March 30,      December 31,
                                                             2003             2002
                                                           ---------      ------------
ASSETS
Current Assets:
     Cash and cash equivalents                             $ 199,210       $ 183,234
     Investments - marketable securities                     136,405         114,065
     Accounts receivable, less allowance for doubtful
         accounts of $1,886 and $1,979, respectively          33,457          34,058
     Inventories, net                                         18,111          23,932
     Deferred income taxes                                    14,668          16,786
     Prepaid expenses and other current assets                22,997          22,079
                                                           ---------       ---------
Total current assets                                         424,848         394,154
Property and equipment, net                                   18,849          21,405
Facility held for sale                                        24,987          24,987
Intangible assets, net                                        31,135          39,087

Investments - marketable securities                          197,695         230,758

Other assets                                                  14,124          12,599
                                                           ---------       ---------
Total assets                                               $ 711,638       $ 722,990
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $  29,570       $  20,717
     Restructuring and reorganization liabilities             42,489          52,486
     Accrued expenses and other liabilities                   24,638          32,825
     Payroll and benefit related liabilities                  14,174          16,262
     Current portion of capital lease obligations                696           1,156
                                                           ---------       ---------
Total current liabilities                                    111,567         123,446
Other long-term liabilities                                    3,010           2,904

Convertible subordinated note                                130,000         130,000
Deferred income taxes                                         14,668          16,786
Capital lease obligations, less current portion                    8              12
                                                           ---------       ---------
Total liabilities                                            259,253         273,148
                                                           ---------       ---------
Stockholders' equity
     Preferred stock                                               -               -
     Common stock                                                143             142
     Treasury stock - 13,523,530 shares                      (45,373)        (45,373)
     Stock purchase warrants                                       1               1
     Notes receivable from stock sales                        (4,384)         (5,231)
     Additional paid in capital                            1,714,728       1,711,664
     Deferred stock compensation                             (11,936)        (15,613)
     Accumulated deficit                                  (1,203,582)     (1,198,939)
     Accumulated other comprehensive income                    2,788           3,191
                                                           ---------       ---------
Total stockholders' equity                                   452,385         449,842
                                                           ---------       ---------
Total liabilities and stockholders' equity                 $ 711,638       $ 722,990
                                                           =========       =========

   The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (unaudited, in thousands, except per share data)

                                                                 For The Three Months Ended
                                                            March 30, 2003        March 31, 2002
                                                           -----------------     -----------------

Continuing operations:

Net revenues                                                     $   68,680           $    84,404
Cost of sales                                                        34,642                37,267
                                                           -----------------     -----------------
Gross profit                                                         34,038                47,137
                                                           -----------------     -----------------

Operating expenses:
    Research and development (including non-cash                     24,245                52,929
      compensation of $2,757 and $15,406 for the three
      months ended March 30, 2003 and March 31, 2002,
      respectively)
    Selling, general & administrative (including non-cash             9,789                15,186
      compensation of $919 and $823 for the three
      months ended March 30, 2003 and March 31, 2002,
      respectively)
    Restructuring and other charges                                     734                     -
    Amortization of intangible assets                                 5,294                12,110
                                                           -----------------     -----------------
Total operating expenses                                             40,062                80,225
                                                           -----------------     -----------------

Loss from operations                                                (6,024)              (33,088)
Interest and other income, net                                        (686)               (1,869)
                                                           -----------------     -----------------
Loss from continuing operations before income taxes                 (5,338)              (31,219)
Provision (benefit) for income taxes                                  (695)                   260
                                                           -----------------     -----------------
Loss from continuing operations                                     (4,643)              (31,479)


Discontinued operations:
Net loss from operations of discontinued businesses                       -               (1,230)
                                                           -----------------     -----------------
Net loss                                                         $  (4,643)           $  (32,709)
                                                           -----------------     -----------------

Other comprehensive loss:
Unrealized loss on marketable securities                                271                   166
Foreign currency translation loss                                       132                   497
                                                           -----------------     -----------------
Comprehensive loss                                               $  (5,046)           $  (33,372)
                                                           =================     =================

Basic and diluted loss per share:
Loss from continuing operations                                  $   (0.04)           $    (0.22)
Discontinued operations                                                  -                 (0.01)
                                                           -----------------     -----------------
Net loss                                                         $   (0.04)           $    (0.23)
                                                           =================     =================

Weighted average shares of common stock outstanding
   used in computing basic and diluted loss per share               129,660               140,122
                                                           =================     =================


                  The accompanying notes are an integral part of these financial statements.

                              GlobespanVirata, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited, in thousands)


                                                                                    For the Three Months Ended
                                                                                  March 30, 2003  March 31, 2002
                                                                                  --------------  --------------
Cash flows provided by (used in) operating activities:

Net loss                                                                              $  (4,643)     $ (32,709)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Non-cash compensation expense                                                             3,676         16,229
Depreciation and amortization                                                             3,430          5,025
Amortization of intangible assets (including amortization of $630 related
   to discontinued operations for the three months ended March 31, 2002)                  5,294         12,740
Restructuring payments, net of non-cash restructuring charges                            (7,276)             -
Tax benefit related to investment credits for research in a foreign
   jurisdiction                                                                            (945)             -
Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
Decrease (increase) in accounts receivable                                                  601        (25,731)
Decrease in inventory                                                                     5,821         19,910
Increase in prepaid expenses and other assets                                               (23)           (72)
Increase (decrease) in accounts payable                                                   8,853        (11,637)
Decrease in accrued expenses and other liabilities                                       (8,252)        (7,310)
                                                                                      ----------     ----------
Net cash provided by (used in) operating activities                                       6,536        (23,555)
                                                                                      ----------     ----------
Cash flows provided by (used in) investing activities:
Capital expenditures                                                                       (358)        (2,344)
Purchase of facility held for sale                                                            -        (34,902)
Cash paid for accrued acquisition related costs                                          (2,721)        (1,382)
Proceeds from sale/maturities of marketable securities                                   67,507        159,949
Purchases of marketable securities                                                      (56,784)      (125,750)
                                                                                      ----------     ----------
Net cash provided by (used in) investing activities                                       7,644         (4,429)
                                                                                      ----------     ----------
Cash flows provided by financing activities:
Proceeds received from exercise of stock options and employee stock
  purchase plan                                                                           1,826          4,213
Proceeds from repayment (issuance) of notes receivable                                      890            (54)
Repayments of capital lease borrowings                                                     (464)        (2,042)
                                                                                      ----------     ----------
Net cash provided by financing activities                                                 2,252          2,117
                                                                                      ----------     ----------
Effect of exchange rates on cash and cash equivalents                                      (456)          (604)
                                                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents                                     15,976        (26,471)
Cash and cash equivalents at beginning of period                                        183,234        269,586
                                                                                      ----------     ----------
Cash and cash equivalents at end of period                                            $ 199,210      $ 243,115
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

Unaudited Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by GlobespanVirata and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in GlobespanVirata's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2003. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

Revenue Recognition

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of the Company's revenue during the three months ended March 30, 2003 were from product sales. Net revenues for the three months ended March 31, 2002 include approximately $3.5 million of fees associated with the resolution of previous customer purchase commitments.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of ninety days or less to be cash equivalents.

Earnings Per Share

     The Company applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 128, entitled "Earnings per Share", which requires the presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

     As of March 30, 2003 and March 31, 2002, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 45.7 million and 43.4 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million of aggregate principal amount of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for the three months ended March 30, 2003 and March 31, 2002 and were therefore excluded from the calculation.

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

     Inventories at March 30, 2003 and December 31, 2002 consisted of the following:



    (in thousands)                        March 30, 2003      December 31, 2002
                                          --------------     ------------------

    Work in process                               $3,947            $ 6,796
    Finished Goods                                60,469             65,041
    Reserve for excess and obsolete
        inventories                              (46,305)           (47,905)
                                                --------           --------
    Inventories                                 $ 18,111            $23,932
                                                ========            =======


Long-lived assets

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

Intangibles Assets

     Intangible assets at March 30, 2003 and December 31, 2002 consist of identifiable intangibles from acquired businesses over the fair value of net assets acquired, as follows (in thousands):


                                            March 30,         December 31,
                                               2003                2002
                                               ----                ----

    Core technology                       $   37,035           $ 39,693
    Other identifiable intangibles            10,450             10,450
    Accumulated amortization                 (16,350)           (11,056)
                                            ---------          --------

    Net intangible assets                   $ 31,135          $  39,087
                                            ========          =========

     The intangible assets acquired in the years ended December 31, 2001 and 2000 are being amortized over periods ranging from two years to four years. Amortization expense related to intangible assets for the three months ended March 30, 2003 and March 31, 2002 was $5.3 million and $12.1 million respectively. Management evaluates the recoverability of the carrying amount of intangible assets annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability, undiscounted cash flows and the market value of the Company's common stock are the primary indicators used to assess the recoverability of intangible assets.

     A reconciliation of the Company's net intangible assets from December 31, 2002 to March 30, 2003 is as follows (in thousands):


        Intangible assets, net at December 31, 2002                   $39,087
        Amortization for the three months ended March 30, 2003         (5,294)
        Tax benefit realized from acquired entity(1)                   (2,658)
                                                                       -------

        Intangible assets, net at March 30, 2003                     $ 31,135
                                                                     ========


     (1) Pursuant to an agreement reached on March 24, 2003, the Company recognized prior research credits of an acquired entity that were not previously recognized due to the uncertainty of their ultimate realization. These credits were related to investments in research in a foreign jurisdiction. Of the total amount agreed to of approximately $3.6 million, approximately $2.7 million relates to periods prior to the Company's acquisition of the entity and has been credited against intangible assets recorded from the acquisition. The remainder of the credits were recorded as an income tax benefit in the three months ended March 30, 2003 (see Note 5). As of March 30, 2003, approximately $2.0 million of these amounts has been collected, approximately $0.7 million is recorded on the Company's balance sheet as a current asset and approximately $0.9 million is recorded on the Company's balance sheet as a non-current asset.

Stock Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation" (Note 7). Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and fully diluted earnings per share on a pro forma basis would have been as follows:


                                                         For the three months ended
                                                         --------------------------

                                                    March 30, 2003     March 31, 2002
                                                    --------------     --------------
(in thousands)
Net loss, as reported                                     $(4,643)          $(32,709)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects       (32,633)           (28,808)
                                                          --------           --------
Pro forma net loss                                       $(37,276)          $(61,517)
                                                         =========          =========

Earnings per share basic and diluted as reported          $ (0.04)            $(0.23)
                                                         =========          =========
Earnings per share basic and diluted pro forma            $ (0.29)            $(0.44)
                                                          ========          =========

Product Warranties

     The Company provides purchasers of its products with certain warranties, generally twelve months, and records a related provision for estimated warranty costs at the date of sale.

Restructuring and Other Charges

     We have recorded restructuring and other charges during the three months ended March 30, 2003 and the year ended December 31, 2002. These charges primarily relate to reductions in our workforce and the related impact on the use of facilities and asset impairments. The estimated charges are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the relevant periods, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  Acquisitions

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

     In connection with the merger with Virata, the Company began to formulate a reorganization and restructuring plan (the "Reorganization Plan"). As a result of the Reorganization Plan, the Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141, entitled "Business Combinations" and EITF 95-3, entitled "Recognition of Liabilities in Connection with a Purchase Business Combination," the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata employee relocations and workforce reductions (refer to Note 6 for a complete description of the Company's reorganization and restructuring plans).

     On January 31, 2000, the Company acquired all of the issued and outstanding shares of Ficon Technology, Inc. ("Ficon"), a leading provider of solutions in the areas of IP, ATM and Voice over Packet, which enable service providers to build next generation communications infrastructure. The Company acquired such Ficon shares for $5.0 million in cash and the right for Ficon shareholders to receive up to a maximum of 1,959,999 shares of the Company's common stock. A portion of the shares of common stock issued to the principals of Ficon were subject to forfeiture if their employment ceased with the Company. The estimated fair value of those shares, of $28.8 million, was recorded to deferred stock compensation as a result of the guidance in EITF 95-8, entitled "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and was being amortized over the three year vesting period on a straight line basis. As of March 31, 2002, 710,000 shares were issued as a result of continued employment and 999,999 shares were issued as a result of the completion of development milestones. On March 31, 2002 the Company agreed to accelerate vesting of the remaining 250,000 unvested shares and as a result the Company recorded a non-cash charge during the three months ended March 31, 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration. No incremental charge was recorded as the fair market value of the Company's stock on March 31, 2002 was below the fair market value on the date the deferred stock compensation was recorded.

4.    Concentration of Risk and Customer Information

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investment - marketable securities and trade receivables. At March 30, 2003 and December 31, 2002, five of the Company's customers accounted for $28.3 million (84.6%) and $26.1 million (76.8%) of net accounts receivable, respectively. Approximately 21.0% and 41.9% of the net accounts receivable at March 30, 2003 and December 31, 2002 is due from customers from whom the Company has collateralized payment arrangements through a letter of credit with a bank. From time to time, the Company settles letter of credit instruments with the bank prior to their due date. Fees associated with these transaction have been nominal for all periods presented.

     The Company's top ten customers accounted for $51.3 million (74.7%) and $53.9 million (64.2%) of the Company's net revenues during the three months ended March 30, 2003 and March 31, 2002, respectively. In the three months ended March 30, 2003 there were two customers who individually represented more than 10% of the Company's net revenues, collectively accounting for 44.4%, of the Company's net revenues. These customers were UTStarcom and Ambit Microsystems which accounted for 24.2% and 20.2%, respectively of the Company's net revenues. There were no customers who represented more than 10% of the Company's net revenues during the three months ended March 31, 2002.

     The Company's sales to overseas customers are predominantly denominated in U.S. dollars. Revenues by geographic region for the three months ended March 30, 2003 and March 31, 2002 were as follows:

                               For the Three Months
                                       Ended
                             --------------------------
                               March 30,    March 31,
                                 2003         2002
                                 ----         ----
              (in thousands)
              Net revenues:
              Asia              $62,499      $51,809
              North America       5,034       27,295
              Europe              1,077        5,300
              Other                  70            1
                              ---------     --------
                                $68,680      $84,404
                              =========     ========

     The Company's revenue distribution by geographic region is determined based upon the location where its customer request products to be shipped, which are not necessarily indicative of the geographic region in which the customer's equipment is ultimately deployed.

5.   Income Taxes

     The Company recorded a current provision for income taxes of $0.3 million and a deferred benefit of $1.0 million during the three months ended March 30, 2003, resulting in a net tax benefit of $0.7 million. The deferred benefit resulted from the recognition of credits for investment in research in a foreign jurisdiction. The net benefit recorded reflects an effective tax rate of 13.0% for the three months ended March 30, 2003. The primary differences between the effective rate and the statutory rate of 35.0% relate to changes in the valuation allowance and the recognition of credits for investment in research in a foreign jurisdiction. During the three months ended March 31, 2002, the Company recorded a current provision for income taxes of $0.3 million. The current provision recorded reflects an effective tax rate of less than 1.0% for the three months ended March 31, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance. The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. As of March 30, 2003 and December 31, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance. The investment in research tax credits recognized during the three months ended March 30, 2003 have been recorded on the Company's balance sheets as other current and non-current assets.

6.   Restructuring and Reorganization Liabilities

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

     The estimated costs related to the Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions from December 31, 2002 to March 30, 2003 is as follows:

                    December 31, 2002      2003 Payments       March 30, 2003
(in thousands)          Liability          -------------          Liability
                        ---------                                 ---------
Workforce related       $2,583               ($1,854)                 $729
Facilities charges      13,517                  (867)               12,650
                        ------                  -----               ------
Total                  $16,100               ($2,721)              $13,379
                       =======               ========              =======


     As a result of the Reorganization Plan, approximately 240 employees of Virata have either relocated or been part of an involuntary workforce reduction. The Reorganization Plan relates primarily to employees located in the United States and consists of relocating key research and development and other key employees to existing facilities and eliminating redundant functions. The workforce related charge was based upon estimates of the relocation costs or the severance and fringe benefits for the affected employees.

     As a result of the elimination of redundant functions, the Company has consolidated its use of facilities and is actively pursuing subleases for vacant space. There has been a decline in the real estate market in certain geographic regions in which the Company acquired operating facility leases. The Company recorded a liability for losses related to facilities it intends to sublease and for adjustments to fair market value for acquired non-cancelable operating lease commitments in geographic regions where there has been a decline in the real estate market. Losses related to those facilities affected by the consolidation include an estimate of the vacancy period, the write-off of leasehold improvements and executory and other administrative costs to complete subleases. These non-cancelable lease commitments range from fifteen months to twenty years in length.

Restructuring Liabilities

   2003 restructuring charges

     As a result of the Company's continued efforts to reduce its operating cost structure, the Company recorded restructuring and other charges during the three months ended March 30, 2003 of $0.7 million. These charges were recorded in accordance with the provisions of SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities", which was effective as of January 1, 2003. The charges recorded during the three months ended March 30, 2003 were primarily related to one-time workforce reduction benefits at an international research and development site. The Company may record additional restructuring charges during the three months ended June 29, 2003 as a result of the potential closure of this site. If the facility is closed, the additional restructuring charges would consist of one-time workforce reduction benefits and costs associated with a non-cancelable lease commitment.

     The table below presents the liabilities associated with the restructuring and other charges recorded during the year ended December 31, 2002 (the "2002 Restructuring Charge") as of December 31, 2002 and March 30, 2003, respectively, including payments and adjustments made during the three months ended March 30, 2003, and the restructuring charges recorded during the three months ended March 30, 2003 (the "2003 Restructuring Charge"):

                             December 31, 2002                                    March 30, 2003
                               Restructuring    2003 Restructuring      Cash       Restructuring
     (in thousands)             Liability            Charges          Payments        Liability
                                 ---------           -------          --------        ---------
  Workforce reduction             $6,794               $620          ($5,686)          $1,728
  Facilities consolidation        28,818                114           (2,162)          26,770
  Other Charges                      774                  -             (162)             612
                                 -------                ---           -------         -------
  Total Charges                  $36,386               $734          ($8,010)         $29,110
                                 =======               ====          ========         =======

7.  Stock Based Compensation

    The following table summarizes stock options granted, exercised and forfeited (in thousands) for the period from December 31, 2002 to March 30, 2003:

                                                        Weighted
                                                         Average
                                        Options       Purchase Price
                                        -------       --------------
      Balance at December
      31, 2002                           44,141               $16.93
         Granted                          2,842               $ 3.83
         Exercised                         (524)              $ 1.24
         Forfeited                       (1,290)              $25.37
                                         -------             -------
      Balance at March                   45,169               $16.08
            30, 2003                     =======             =======

     The following table summarizes information about outstanding stock options (in thousands) as of March 30, 2003:


                                                 Options Outstanding            Options Exercisable
                                                 -------------------            -------------------
                                                     Weighted-
                                                      Average    Weighted                 Weighted
                                     Outstanding    Remaining    Average    Exercisable   Average
                                        at March    Contractual  Exercise    at March     Exercise
Actual Ranges of Exercise Prices       30, 2003       Life        Price     30, 2003      Price
--------------------------------       --------       ----        -----     --------      -----

              $0.01 - $9.99                22,990      7.4        $4.75         9,095      $5.56
             $10.00 - 19.83                14,508      7.1         $13.42       7,883     $13.83
             $20.13 - 29.06                 2,440      3.3         $23.14       2,313     $23.10
             $30.19 - 39.61                 1,390      6.7         $31.89       1,040     $31.88
             $40.63 - 48.29                   485      6.6         $44.66         412     $44.44
             $50.13 - 59.00                    61      6.2         $54.78          41     $54.87
             $60.88 - $69.5                   969      6.8         $63.58         712     $63.56
             $72.06 - 79.75                   530      5.9         $75.33         418     $75.29
             $80.00 - 89.44                   216      6.7         $83.07         161     $83.08
             $90.00 - 98.06                   225      5.9         $94.52         196     $94.72
            $100.00 - 107.81                  363      6.3        $102.20         250    $102.14
            $110.0 - $119.56                  808      6.2        $115.16         554    $115.24
            $120.56 - 129.81                  129      6.5        $125.69          91    $125.54
            $130.38 - 139.130                  50      7.2        $133.90          35    $133.93
            $141.63 - 146.00                    5      6.5        $146.00           4    $146.00
      --------------------------------------------------------------------------------------------
             $0.01 - 146.00                45,169      7.0         $16.08      23,205     $20.75
                                           ======      ===         ======      ======     ======


Employee Stock Options Accounting

     The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three months ended March 30, 2003
(1) risk-free interest rate of 2.5%, respectively; (2) dividend yield of 0.00%;
(3) expected life of four years and (4) volatility of 102.0%.


8.   Related Party Transactions

     As of March 30, 2003 and December 31, 2002, Communication Partners, L.P. or other entities affiliated with Texas Pacific Group owned 11.6% and 11.7%, respectively, of the Company's outstanding stock.

     During the three months ended March 30, 2003 and March 31, 2002 the Company recorded product sales of $0.1 million and $0.7 million, respectively, related to goods sold to Paradyne Networks. At March 30, 2003 and December 31, 2002 the Company had a receivable from Paradyne Networks in the amount of $0.1 million.

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

     During the three months ended March 31, 2002, the Company licensed certain technology related to subscriber line integrated circuit products from Legerity, Inc., a provider of analog/mixed-signal integrated circuits for wireline voice and data networks in exchange for $0.8 million. Dipanjan Deb, a director of the Company, is a partner of an investment firm that is a controlling stockholder of Legerity and is also a director of Legerity.

9.   Discontinued Operations

     During the three months ended June 30, 2002, management of the Company committed to a plan to dispose of its video compression and EmWeb businesses (the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses have been presented separately in the Company's statements of operations for all periods presented, prior to the disposition of those businesses.

The results of discontinued operations, for the periods presented, prior to disposition, are as follows:


                                                        Three Months
                                                            Ended
                                                       March 31, 2002
                                                       --------------
Net loss from operations of discontinued businesses:

Video compression                                             $ (802)
EmWeb                                                           (428)
                                                            --------
Net loss from discontinued operations                       $ (1,230)
                                                            =========

     Revenues related to the Discontinued Businesses, for the periods presented, are as follows:

                                                        Three Months
                                                            Ended
                                                       March 31, 2002
                                                       --------------

Revenues:
Video compression                                             $1,969
EmWeb                                                            278
                                                       --------------
Total revenues                                                $2,247
                                                       =============

10.  Commitments and Contingencies.

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

     The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. Although, as of the date hereof, no legal action has commenced against us, Texas Instruments has threatened us with a possible lawsuit for patent infringement. Texas Instruments' claim relates to a group of patents (and related foreign patents) that it believes are essential to certain industry standards for sending ADSL signals over the network. Texas Instruments has offered us licenses to these patents on terms that were not deemed acceptable. We continue to dispute the applicability of most, if not all, of these patents to our products and have asserted that Texas Instruments' patents are not infringed, invalid and/or are unenforceable. As of the date of the report, it is not possible to determine whether we will be able to resolve this dispute without litigation, nor can the outcome of this potential patent dispute be predicted with reasonable particularity if litigation were to ensue. If we are not able to agree on license terms in the near future, we believe that it is likely that we will become engaged in intellectual property litigation with Texas Instruments. Such litigation would be costly and could divert the efforts and attention of our management and technical personnel from normal business operations. Although we believe that we have strong arguments in favor of our position in this dispute, we can give no assurance that we will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to us, we could be held responsible for the payment of damages and/or have the sale of its products stopped by an injunction, which could have a material adverse effect on our business, financial condition and results of operations.

     We are also a subject to various other inquiries or claims in connection with intellectual property rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. We can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to it or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us. In addition, we are involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, results of operation or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobespanVirata's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general economic slowdown and slowdown in spending in the telecommunications industry, price competition among DSL chip set suppliers, risks of customer loss or decreases in purchases by significant customers, the potential adverse effects of our restructuring and reorganization efforts, dependence upon third-party technology, risks that our failure to achieve design wins with certain manufacturers could be a barrier to future sales to such manufacturers, risks associated with incurring substantial product development expenses prior to incurring any net revenues from the sale of such products, risks due to rapid changes in the market for DSL chip sets, market acceptance of new products, ability of leading equipment manufacturers to incorporate our products into their own, ability of telecommunications service providers to market and sell DSL services, uncertainties concerning the impact of competitive products and technologies, difficulties transitioning our wafers to smaller geometry process technologies, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees, risk of operating in international markets and general market, economic regulatory and business conditions and other risk factors described herein or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobespanVirata as of the date hereof and GlobespanVirata assumes no obligation to update any such forward-looking statements.

    GlobespanVirata, Inc. is a leading provider of integrated circuits, software and system designs for broadband communication applications that enable high-speed transmission of data, voice and video to homes and business enterprises throughout the world. Currently, our integrated circuits, software and system designs are primarily used in digital subscriber line, or DSL, applications, which utilize the existing network of copper telephone wires, known as the local loop, for high-speed transmission of data. We have sold our products to more than 400 telecommunications equipment manufacturers for incorporation into their products, which have been used in systems deployed by more than 50 telecommunications service providers and end users in more than 30 countries.

    The following table presents our unaudited results from continuing operations for the three months ended March 30, 2003 and March 31, 2002. Our continuing operations are reported as a single business segment.

                                        For the Three Months Ended
(in millions)                         March 30, 2003  March 31, 2002
                                      ------------------------------
Net revenues                                  $68.7           $84.4
Cost of sales                                  34.7            37.3
                                      ------------------------------
 Gross profit                                  34.0            47.1
                                      ------------------------------

Operating expenses:
Research and development, including
non-cash compensation of $2.8
million and $15.4 for the three
months ended March 30, 2003 and
March 31, 2002, respectively.                  24.2            52.9

Selling, general and administrative,
including non-cash compensation $0.9
million and $0.8 million for the
three months ended March 30, 2003
and March 31, 2002, respectively.               9.8            15.2
Restructuring and other charges                 0.7              -
Amortization of intangible assets               5.3            12.1
                                      ------------------------------
Total operating expenses                       40.0            80.2
                                      ------------------------------
Loss from operations                           (6.0)          (33.1)
Interest and other income, net                 (0.7)           (1.9)
                                     -------------------------------
Loss from continuing operations                (5.3)          (31.2)
before income taxes
Provision (benefit) for income taxes           (0.7)            0.3
                                     -------------------------------
Net loss from continuing operations           $(4.6)         $(31.5)
                                     ===============================

Results of Operations for the three months ended March 30, 2003 and March 31,
2002

     Net Revenues. Our net revenues decreased by 18.6% to $68.7 million during the three months ended March 30, 2003 from $84.4 million in the three months ended March 31, 2002. The decrease in net revenues was primarily due to declining average selling prices as compared to the three months ended March 31, 2002. Included in net revenues for the three months ended March 31, 2002 was approximately $3.5 million of fees associated with the resolution of previous customer purchase commitments.

     Cost of Sales and Gross Profit.

     The following table presents gross profit and gross profit percentage including and excluding the impact of revenue from previously reserved products and cancellation revenue for the periods presented. Gross profit and gross profit percentage excluding the impact of such revenue are non-GAAP financial measures. We have included such information because such information is not readily obtainable from the other financial information provided and because management believes such information provides useful information about our gross profit margin for our non-reserved products. The presentation of any non-GAAP financial measures in this report are intended to supplement, not replace the related GAAP measures.

                                                For the three months ended
                                            March 30, 2003     March 31, 2002
                                            --------------     --------------
Net product revenue                             $60.8               $79.3
Net product revenue from previously
reserved products                                $7.9                $1.6
Cancellation revenue                                -                $3.5
                                                -----               -----
Total revenue                                   $68.7               $84.4
Cost of goods sold                              $34.7               $37.3
                                                -----               -----
Gross profit                                    $34.0               $47.1
                                                -----               -----
Gross profit %                                   49.5%               55.8%
                                                -----               -----
Gross profit excluding revenue from
previously reserved products and
cancellation revenue                            $26.1               $42.0
                                                -----               -----
Gross profit % excluding revenue from
previously reserved products and
cancellation revenue                             43.0%               53.0%
                                                -----               -----

     Our gross profit decreased by 27.8% to $34.0 million in the three months ended March 30, 2003 from $47.1 million in the three months ended March 31, 2002. Our gross profit percentage was 49.5% and 55.8% in the three months ended March 30, 2003 and March 31 2002, respectively. The decrease in gross profit from the three months ended March 31, 2002 to the three months ended March 30, 2003 is primarily attributable to higher net revenues and gross profit percentage during the three months ended March 31, 2002. The decrease in gross profit percentage can be attributed to a decrease in the average selling price of our products, which exceeded product cost reductions.

     Excluding revenue from the sale of previously reserved products and cancellation revenues, our gross profit and gross profit percentage was $26.1 million and 43.0% and $42.0 million and 53.0% for the three months ended March 30, 2003 and March 31, 2002, respectively. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, and changes in product and customer mix.

     We have approximately $4.0 million in our sales backlog for the three months ended June 29, 2003 for products in inventory which are fully reserved. The sale of these products will increase our gross profit percentage when sold.

     Research and Development. Research and development expenditures are comprised primarily of salaries and related expenses of employees engaged in research, design and development activities, including non-cash compensation. Non-cash compensation is a result of the exchange of our common stock for common stock held by employee principals of an acquired entity and the grant of stock options at less than fair market value to certain employees and in conjunction with the completion of our mergers and acquisitions. Research and development expenditures also include related supplies, license fees for acquired technologies used in research and development, equipment expenses and depreciation and amortization.

     Our research and development expenses decreased 54.2% to $24.2 million in the three months ended March 30, 2003 from $52.9 million in the three months ended March 31, 2002. Included in research and development expenditures for the three months ended March 30, 2003 and March 31, 2002 is $2.8 million and $15.4 million, respectively, of non-cash compensation. The decrease in non-cash compensation resulted from (i) an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technologies, which resulted in a non-cash charge during the three months ended March 31, 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time the Company agreed to the acceleration and (ii) a decline in amortization of deferred compensation resulting from the restructuring and reorganization plans. Excluding the non-cash compensation, research and development expenditures decreased 42.7%. Research and development expenses represented 35.3% (31.3% excluding non-cash compensation) and 62.7% (44.4% excluding non-cash compensation) of net revenues for the three months ended March 30, 2003 and March 31, 2002, respectively. The $28.7 million decrease in research and development expenses from the three months ended March 31, 2002 to the three months ended March 30, 2003 is primarily attributable to the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $10.0 million and facility related fixed costs by approximately $2.0 million. Our non-cash compensation decreased by approximately $12.5 million, including the $8.0 million non-cash charge described above. The presentation of research and development expenses excluding non-cash compensation constitutes the presentation of non-GAAP financial measures, however, we believe this presentation provides investors with useful information about the non-cash components of our research and development expenditures. As above, presentation of non-GAAP financial measures are intended to supplement, not replace the related GAAP measures.

     Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related expenses for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense decreased 35.5% to $9.8 million in the three months ended March 30, 2003 from $15.2 million for the three months ended March 31, 2002. Included in selling, general and administrative expenses for the three months ended March 30, 2003 and March 31, 2002 is $0.9 million and $0.8 million, respectively, of non-cash compensation. Excluding non-cash compensation, selling, general and administrative expenses decreased 38.2%. Selling, general and administrative expense represented 14.3% (12.9% excluding non-cash compensation) and 18.0% (17.1% excluding non-cash compensation) of net revenues for the three months ended March 30, 2003 and March 31, 2002, respectively. The $5.4 million decrease in selling, general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 30, 2003 resulted from the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $4.0 million. The presentation of selling, general and administrative expense excluding non-cash compensation constitutes the presentation of non-GAAP financial measures, however, we believe this presentation provides investors with useful information about the non-cash components of our selling, general and administrative expenditures. As above, presentation of non-GAAP financial measures are intended to supplement, not replace the related GAAP measures.

     Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets which are being amortized on a straight-line basis over their estimated useful lives. The decrease in dollar amount and percentage of amortization expense is the result of the lower base of amortizable intangible assets as a result of the intangible asset impairment charge that was recorded during the three months ended June 30, 2002.

     Restructuring and Other Charges. As a result of our continued efforts to reduce our operating cost structure, we recorded restructuring and other charges during the three months ended March 30, 2003 of $0.7 million (the "2003 Restructuring Charge"). These charges were recorded in accordance with the provisions of SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities", which was effective as of January 1, 2003. The charges recorded during the three months ended March 30, 2003 were primarily related to one-time workforce reduction benefits at a foreign research and development site. We may record additional restructuring charges during the three months ended June 29, 2003 as a result of the potential closure of this site. If the facility is closed, additional restructuring charges would consist of one-time workforce reduction benefits and costs associated with a non-cancelable lease commitment.

     In connection with the merger with Virata, we began to formulate reorganization and restructuring plans, which consisted primarily of eliminating redundant positions and consolidating our worldwide facilities. As a result of these plans, we recorded $37.8 million of restructuring charges during the year ended December 31, 2002 (the "2002 Restructuring Charge"), in accordance with the provisions of EITF No. 94-3 and SFAS No. 144. The details of these charges are described in Note 7 to the financial statements.

     The table below presents the liabilities associated with the 2002 Restructuring Charge as of December 31, 2002 and March 30, 2003, respectively, including payments and adjustments made during the three months ended March 30, 2003, and the 2003 Restructuring Charge:

                     December 31, 2002                            March 30, 2003
                       Restructuring   2003 Restructuring  Cash    Restructuring
     (in thousands)      Liability          Charges      Payments    Liability
                          ---------         -------      --------    ---------
Workforce reduction        $ 6,794          $   620      ($5,686)      $ 1,728
Facilities consolidation    28,818              114       (2,162)       26,770
Other Charges                  774                -         (162)          612
                           -------          -------      --------      -------
Total Charges              $36,386          $   734      ($8,010)      $29,110
                           =======          =======      =======       =======

     Interest and Other Income, Net. Interest income for the three months ended March 30 2003 was $2.7 million, offset by interest expense of $2.0 million, resulting in net interest income of $0.7 million. Interest income for the three months ended March 31, 2002 was $3.9 million, net of interest expense of $2.0 million, resulting in net interest income of $1.9 million. The decrease in net interest income is attributable to the decrease in our cash and investments as compared to March 31, 2002 and lower rates of return.

     Provision (benefit) for Income Taxes. The net income tax benefit of $0.7 million recorded during the three months ended March 30, 2003 consists of a current provision of $0.3 million and a deferred benefit of $1.0 million. The deferred benefit resulted from the recognition of credits for investment in research in a foreign jurisdiction. The net benefit recorded reflects an effective tax rate of less than 13.0% for the three months ended March 30, 2003. The primary differences between the effective rate and the statutory rate of 35.0% relate to changes in the valuation allowance and the recognition of credits for investment in research in a foreign jurisdiction. During the three months ended March 31, 2002, we recorded a current provision for income taxes of $0.3 million. The current provision recorded reflects an effective tax rate of less than 1.0% for the three months ended March 31, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance. We have provided a valuation allowance on certain of our deferred tax assets because of uncertainty regarding their realizability. As of March 30, 2003 and December 31, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance. The investment in research tax credits recognized during the three months ended March 30, 2003 have been recorded on our balance sheets as other current and non-current assets.

Liquidity and Capital Resources

     Total assets at March 30, 2003 were $711.6 million, a decrease of $11.4 million, or 1.6% from December 31, 2002 total assets of $723.0 million. The decrease from December 31, 2002 is primarily a result of the loss incurred during the three months ended March 30, 2003, including continued amortization of intangible assets from our acquisitions and other non-cash charges.

     At March 30, 2003, we had $335.6 million in cash and cash equivalents and short-term marketable securities and working capital of $313.3 million. Additionally, we had $197.7 million in long-term marketable securities at March 30, 2003. At December 31, 2002, we had $297.3 million in cash and cash equivalents and short-term marketable securities and working capital of $270.7 million. Additionally, we had $230.8 million of long-term marketable securities at December 31, 2002.

     Net cash provided by operating activities was $6.6 million in the three months ended March 30, 2003, compared to net cash used in operating activities of $23.6 million in the three months ended March 31, 2002. The net cash provided by operating activities during the three months ended March 30, 2003 was primarily due to cash flows from operations and favorable changes in working capital of $13.9 million, net of restructuring and other charges of $7.3 million. The net cash used during the three months ended March 31, 2002 was primarily due to unfavorable changes in working capital.

     Net cash provided by investing activities was $7.6 million during the three months ended March 30, 2003. The net cash provided by investing activities was primarily related to a net decrease in our short and long-term marketable securities from December 31, 2002. Net cash used in investing activities during the three months ended March 31, 2002 was primarily related to the purchase of a facility held for sale of $34.9 million, purchases of property and equipment of $2.3 million and cash paid for accrued acquisition related costs of $1.4 million, offset by net proceeds on marketable securities of $34.2 million.

     Net cash provided by financing activities was $2.2 million and $2.1 million during the three months ended March 30, 2003 and March 31, 2002, respectively, primarily consisting of proceeds from the issuance of common stock through the employee stock purchase plan and the exercise of stock options for both periods presented and the repayment of an employee note receivable during the three months ended March 30, 2003, net of payments related to capital leases.

     We lease certain facilities for office and research and development activities under agreements that expire at various dates through 2021. Minimum required future lease payments under our capital and operating leases at March 30, 2003 are as follows:


                                                                Operating Leases
                                                                    Included in
                                            Capital    Operating  Restructuring
 (in thousands)                              Leases       Leases       Plans
                                             ------       ------       -----
 Years Ended December 31,
 2003                                         $  727      $3,032      $8,362
 2004                                              7       3,936       9,536
 2005                                              6       3,762       8,099
 2006                                              -       3,497       7,217
 2007                                              -       3,467       6,234
 Thereafter                                        -      24,437       4,058
                                               ------    -------     -------
 Total minimum lease payments                 $  740     $42,131     $43,506
                                                         =======     =======
 Less: amount representing interest             (36)
                                                ----
 Present value of net minimum lease payments     704
 Less: current portion                         (696)
                                               -----
 Long term capital lease obligations          $    8
                                              =======

     Approximately $10.3 million of the operating lease commitments is payable in periods beyond ten years. As of March 30, 2003, we had facility related restructuring reserves of $39.4 million.

     On May 11, 2001, we sold $130.0 million of 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. These notes are unsecured obligations of our company and have a maturity date of May 15, 2006. Interest on the notes is payable semi-annually.

     Holders of these notes may convert the notes into shares of our common stock at any time prior to maturity at an initial conversion price of $26.67 per share, subject to adjustment. We may redeem some or all of the notes at any time prior to May 20, 2004 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the redemption date, if (1) the closing price of our common stock has exceeded 130% of the conversion price of the notes for at least 20 of the 30 trading days prior to the mailing of the redemption notice, and (2) in accordance with the terms of the registration rights agreement we executed at the time we issued the notes, the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. In the event of a provisional redemption, we will make an additional payment equal to the total value of the aggregate amount of the interest that would have been payable on the notes from the redemption date to May 20, 2004. On and after May 20, 2004, we may also redeem the notes at any time at our option, in whole or in part, at the redemption price shown in the note, plus accrued interest, if any.

     As of March 30, 2003, we could purchase up to an additional $54.6 million of our common stock under our previously announced $100.0 million stock buyback program, which was authorized in June 2002. Additional purchases of our common stock may be made from time to time in the open market or in privately negotiated transactions, depending on market conditions. We will determine the timing and amount of any shares to be repurchased based on our evaluation of market conditions, applicable legal requirements and other factors.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of March 30, 2003, substantially all of our short-term investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.


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

     (a) Exhibits

Number   Description

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

Date of Report               Item Reported On

January 30, 2003             Press Release issued by GlobespanVirata containing
                             financial results of the Company for the three and twelve months ended December 31, 2002.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                              GLOBESPANVIRATA, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GLOBESPANVIRATA, INC.

                                        /s/ ROBERT MCMULLAN

Date: April 29, 2003                By:
                                         --------------------------
                                         Robert McMullan
                                         Vice President and Chief Financial
                                           Officer
                                         (Principal Financial and Accounting
                                           Officer)

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

   b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)  Presented  in  this  quarterly   report  our   conclusions   about  the
       effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  April 29, 2003

                                                 /s/ ARMANDO GEDAY

                                                 ------------------
                                                 Armando Geday
                                                 Chief Executive Officer

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

b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  April 29, 2003




                                                 /s/ ROBERT MCMULLAN

                                                 ------------------
                                                 Robert McMullan
                                                 Chief Financial  Officer