Form 10-K/A
period 2002-12-31
GLOBESPANVIRATA INC
filed 2003-04-30
CIK 1081197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 24, 2003 (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $533,377,000. As of February 24, 2003, 129,989,144 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

Set forth in this Form 10-K/A are amendments relating to Items 10, 11, 12 and 13 of Part II of the Annual Report of GlobespanVirata, Inc. on Form 10-K for the fiscal year ended December 31, 2002 (filed with the SEC on March 10, 2003). These items were not included in the original report because it was anticipated that the information would be provided in GlobespanVirata's Proxy Statement to Stockholders to be filed within 120 days of the end of the registrant's 2002 fiscal year. In connection with these amendments, the registrant is also amending the Exhibit Index to Item 15(a)(3) to include the certifications required by 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)  Identification of Directors.

   Set forth below is information regarding the current directors of the
Company:

Name                         Age Position
Armando Geday(1)............ 41  President, Chief Executive Officer and Director
Gary Bloom(1)(3)(4)......... 42  Director
James Coulter............... 43  Director
Dipanjan Deb(1)(3)(4)....... 33  Director
Hermann Hauser(2)........... 54  Director
John Marren(1)(2)(3)........ 40  Director
Giuseppe Zocco(2)(4)........ 37  Director
-----------------------

(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee
(4)      Member of Nominating and Governance Committee

     Armando Geday has served as the Company's President and Chief Executive Officer and as a director since April 1997. From June 1986 to March 1997, Mr. Geday was Vice President and General Manager of the Multimedia Communications Division of Rockwell Semiconductor Systems, a developer and manufacturer of semiconductor systems. Mr. Geday received a B.S. in Electrical Engineering from the Florida Institute of Technology.

     Gary Bloom has served as a member of the Company's Board of Directors since the closing of the Company's merger with Virata in December 2001. Mr. Bloom has been the Chief Executive Officer, President and a Director of Veritas Software Corporation since November 2000. Mr. Bloom has also served as Chairman of the Board of Veritas Software since January 2002. Mr. Bloom previously served as Executive Vice President of Oracle Corporation and was employed by Oracle from September 1986 to November 2000. Mr. Bloom received a B.S. in Computer Science from California Polytechnic State University at San Luis Obispo.

     James Coulter has served as a member of the Company's Board of Directors since May 1998. Mr. Coulter has served as a managing partner of Texas Pacific Group, an investment firm, since 1992. Mr. Coulter currently serves as a director of MEMC Electronic Materials, Inc. and several privately held companies. Mr. Coulter received a B.A. in Business from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

     Dipanjan Deb has served as a member of the Company's Board of Directors since March 1999. Mr. Deb has been a partner of Francisco Partners, an investment firm, since August 1999. From November 1998 until August 1999, Mr. Deb was employed by Texas Pacific Group, an investment firm, where he was responsible for technology-related investments. From August 1991 to June 1994, Mr. Deb was employed at Robertson Stephens, an investment bank. Mr. Deb rejoined Robertson Stephens in June 1996 and served as their Director of Semiconductor Banking until October 1998. Mr. Deb received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from the Stanford Graduate School of Business.

     Dr. Hermann Hauser has served as a member of the Company's Board of Directors since the closing of the Company's merger with Virata Corporation in December 2001. Dr. Hauser was a director of Virata and served as its Chairman from March 1993 to December 2001. Dr. Hauser's principal occupation is Director of Amadeus Capital Partners Ltd., a venture capital fund management company, a position he has held since December 1997. Dr. Hauser has also been involved with more than 20 other high technology companies, including Acorn Computer Group plc, EO Ltd., Harlequin, IXI Ltd., Vocalis, Electronic Share Information, Advanced Displays Limited and SynGenix. Dr. Hauser holds a Ph.D. in Physics from Cambridge University.

     John Marren has served as a member of the Company's Board of Directors since June 2000. Since April 2000, Mr. Marren has served as a partner of Texas Pacific Group, an investment firm. From 1996 until 2000, Mr. Marren served as a managing director and the co-head of Technology Investment Banking for Morgan Stanley Dean Witter. From 1992 until 1996, Mr. Marren was a managing director and semiconductor research analyst for Alex, Brown & Sons. Mr. Marren currently serves as Chairman of the Board for MEMC Electronic Materials, Inc. and as a director of ON Semiconductor Corporation and several privately held companies. Mr. Marren received a B.S. in Electrical Engineering from the University of California at Santa Barbara.

     Giuseppe Zocco has served as a member of the Company's Board of Directors since the closing of the Company's merger with Virata in December 2001. Mr. Zocco is a General Partner of Index Ventures, a private venture capital firm based in Geneva, Switzerland, which he joined in 1996. Mr. Zocco currently serves as a director of several privately held companies. Mr. Zocco holds an M.B.A. from Stanford Business School, a B.A. in Finance from Bocconi University in Milan, and an I.E.P. from the London Business School.

   (b)     Identification of Executive Officers.

   Set forth below is information regarding the current executive officers of the Company who are not also directors:


                              Age                           Position
                    Name     ------  -------------------------------------------
Nicholas Aretakis...........   40    Vice President - Worldwide Sales
Vivek Bansal ...............   34    Vice President - Corporate Marketing
Robert McMullan.............   47    Chief Financial Officer and Vice President
C. Michael Powell...........   51    Chief Operating Officer and Vice President

     Nicholas Aretakis has served as the Company's Vice President, Worldwide Sales since January 2003. Mr. Aretakis previously served as the Company's Vice President - Office of the President (Sales and Marketing) from December 2001 to January 2003 and the Company's Vice President, Worldwide Sales from May 1998 to December 2001. From July 1994 to April 1998, Mr. Aretakis served as Vice President of Marketing and Sales at ESS Technology, Inc., a developer of audio, digital video and modem/fax communication semiconductors and software products for the personal computing industry. Mr. Aretakis received a B.A. in Mathematics from Hobart College and a B.S. in Electrical Engineering from Columbia University.

     Vivek Bansal has served as the Company's Vice President - Corporate Marketing since January 2002. Mr. Bansal previously served as the Company's Executive Vice President from January 2000 to January 2002. From March 1996 to December 1999, Mr. Bansal served as President and CEO of Ficon Technology, Inc., a developer of IP and ATM-based software solutions for the broadband access market. Prior to joining Ficon, Mr. Bansal was with NEC USA, where he contributed to the development of access switches and systems. Mr. Bansal received a B.S. in Computer Science from M.S. University, India and an M.S. degree in Computer Science from Kansas State University.

     Robert McMullan has served as the Company's Chief Financial Officer and Vice President since July 1998. Mr. McMullan also served as the Company's Secretary from February 1999 to February 2000. From November 1990 to March 1998, Mr. McMullan was employed by The BISYS Group, Inc., an outsourcer to the financial services industry, where he served as Executive Vice President and Chief Financial Officer. Mr. McMullan received a B.A. in Business Administration from St. Michael's College.

     Charles Michael Powell has served as the Company's Chief Operating Officer and Vice President since April 2001. From July 1999 to October 2000, Mr. Powell served as Vice President, Network Processor Group of Vitesse Semiconductor. From September 1998 to July 1999, Mr. Powell served as Chief Operating Officer of XaQti, a communications integrated circuit company that designed and built network processors. Prior to joining XaQti, Mr. Powell served as President and CEO of Catalyst Semiconductor, a developer of programmable integrated circuit products. Mr. Powell received B.S. and M.S. degrees in Physics from Georgia Institute of Technology and M.S.E.E. and M.B.A. degrees from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission. Such directors, officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received by it, and on written representations from certain reporting persons, the Company believes that its directors, officers and 10% stockholders timely filed all forms required to be filed under Section 16(a) during the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation information for the years ended December 31, 2002, 2001, and 2000 paid by the Company for services by (i) the Company's Chief Executive Officer, (ii) four additional executive officers whose total salary and bonus for the year ended December 31, 2002 exceeded $100,000, and (iii) two individuals who were executive officers of the Company during 2002, but were not executive officers at December 31, 2002, collectively, the individuals referred to in (i), (ii) and (iii) above are referred to below as the named executive officers:

                           Summary Compensation Table


                                                      Long-term
                                                     Compensation
                                                      ---------
                                 Annual Compensation  Securities
Name and Principal               -------------------  Underlying     All Other
    Position              Year    Salary     Bonus    Options(#) Compensation(a)
-------------------       ----    -------   -------  ----------  --------------
Armando Geday............ 2002   $350,000  $280,000   2,500,000       $30,523
President and Chief       2001    235,000   550,000   1,000,033           381
Executive Officer         2000    235,000   550,000     250,000           573

Nicholas Aretakis........ 2002    220,000   120,000           0         8,470
Vice President -          2001    160,000   275,000     500,000         4,994
 Worldwide Sales          2000    160,000   275,000     120,000         5,448

Vivek Bansal (b)......... 2002    220,000   180,000     200,000         8,590
Vice President- Sales     2001    147,692   275,000     500,000         6,558
and Marketing             2000    113,077   150,000           0         4,667



Robert McMullan.......... 2002    220,000   120,000           0         8,711
Chief Financial Officer   2001    160,000   275,000     500,000         7,261
and Vice President        2000    160,000   275,000      90,000         7,133


C. Michael Powell(c)..... 2002    220,865   180,000     200,000         1,089
Chief Operating           2001    117,775   180,000     450,000           150
Officer

Charles Cotton (d)....... 2002    293,390   182,000     150,000    169,191(e)
Former Executive
Chairman

Andrew Vought (f)........ 2002    114,230    60,000           0    133,709(g)
Former Vice President-
Office of the President
(Finance, Legal,
Operations and IT)
---------------------


(a) The amounts shown, unless otherwise noted, reflect Company contributions under the Company's 401(k) plan and imputed income on life insurance premiums. For 2002, the amount shown for Mr. Geday also includes retroactive pay of $2,213 and payments totaling $27,953 for personal transportation expenses. For 2002, the amounts shown for Messrs. Aretakis, Bansal, McMullan and Powell also include retroactive pay of $1,153, $1,153, $1,153 and $865, respectively. In accordance with SEC regulations, the Company has not included perquisites received by a named executive officer in a particular year to the extent such perquisites constitute less than
     (i) $50,000 or (ii) 10% of the named executive officer's annual salary and bonus in that year.
(b) Mr. Bansal's employment with the Company commenced in January 2000. He assumed an expanded role with the Company during 2002 and the Board of Directors formally recognized him as an executive officer in the first quarter of 2003.
(c)  Mr. Powell's  employment with the Company commenced in April 2001.
     He assumed an expanded role with the Company during 2002 and the Board of Directors formally recognized him as an executive officer in the first quarter of 2003.
(d) Mr. Cotton's employment with the Company commenced upon the closing of the Company's merger with Virata Corporation in December 2001. Mr. Cotton's employment with the Company terminated on December 20, 2002. All cash compensation paid to Mr. Cotton during 2002 that was paid in pounds sterling has been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per pound sterling as certified for customs purposes by the Federal Reserve Bank of New York for the year ended December 31, 2002 was $1.50.
(e) Represents (i) an accrued pension contribution paid by the Company for the benefit of Mr. Cotton under the Company's pension arrangement in the amount of $11,691 and (ii) additional payments in the aggregate amount of $157,500 made to Mr. Cotton under the terms of his compromise agreement entered into in connection with the termination of his employment.
(f) Mr. Vought's employment with the Company commenced upon the closing of the Company's merger with Virata Corporation in December 2001. Mr. Vought's employment with the Company terminated on June 30, 2002.
(g) Represents (i) contributions paid by the Company under the Company's 401(k) plan in the amount of $1,058 and (ii) severance payments to Mr. Vought in connection with the termination of his employment totaling $132,651.

                        Option Grants in Last Fiscal Year

     The following table sets forth each grant of stock options during the year ended December 31, 2002 to each of the named executive officers. No stock appreciation rights were granted to these individuals during such year.


                                   Individual Grants               Potential Realizable Value
                   -----------------------------------------------   at Assumed Annual Rates
                     Number of   % of Total                        of Stock Price Appreciation
                    Securities    Options                               for Option Term(d)
                    Underlying   Granted to                          -----------------------
                      Options   Employees in   Exercise  Expiration
      Name          Granted(a)    2002(b)      Price(c)     Date         5%          10%
------------------  ----------- -------------  -------- ----------   ----------  -----------

Armando Geday......  2,500,000      26.0%        $3.31     7/21/12   $5,204,103  $13,188,219

Vivek Bansal.......    200,000       2.1%        $3.31     7/21/12     $416,328   $1,055,058

C. Michael Powell..    200,000       2.1%        $3.31     7/21/12     $416,328   $1,055,058

Charles Cotton.....    150,000       1.6%        $4.70    12/20/05     $443,371   $1,123,588

-------------------
(a) Each of the options granted to Messrs. Geday, Bansal and Powell listed in the table is immediately exercisable. The Company may repurchase the shares purchasable upon exercise of the options at the original exercise price paid per share if the optionee ceases service before vesting in such shares. The repurchase right lapses for the option shares, and each officer vests as to 25% of the option shares, upon completion of 12 months of service from the date of grant; and each officer vests as to 6.25% of the option shares upon the completion of every three-month period of service over the next three years thereafter. Each of the options has a ten-year term, but the term may end earlier if the optionee ceases service with the Company. Messrs. Aretakis, McMullan and Vought did not receive any option grants during 2002.
(b) Based on a total of 9,620,331 options to purchase common stock granted to the Company's employees under all of the Company's stock option plans during 2002.
(c) The exercise price was equal to the fair market value of the Company's common stock as valued by the Board of Directors on the date of grant. Options may also be exercised, to the extent permissible under applicable law and Company policy, through a cashless exercise procedure involving a same-day sale of the purchased shares.
(d) The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of its stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

                         Aggregated Option Exercises in
               Last Fiscal Year and Fiscal Year-end Option Values

     The following table sets forth information concerning the number of shares acquired and the value realized upon the exercise of stock options during the year ended December 31, 2002 and the number and value of unexercised options for each of the named executive officers.

                                            Number of Securities       Value of
                                                Underlying          Unexercised In-
                      Number of             Unexercised Option     The-Money Options
                       Shares               Held at December 31,        Held at
                      Acquired     Value          2002            December 31, 2002
     Name           on Exercise  Realized   Vested/Unvested(a)    Vested/Unvested(b)
     ----           -----------  --------   ------------------    ------------------


Armando Geday.......      -          -       795,651/3,363,150   $ 93,163/$2,774,306

Nicholas Aretakis...      -          -        361,250/417,500         $0/$9,450

Vivek Bansal........      -          -        181,250/518,750        $0/$220,000

Robert McMullan.....      -          -        344,375/406,875        $0/$12,150

C. Michael Powell...      -          -        143,750/506,250        $0/$220,000

Charles Cotton......   126,457    $477,146      1,531,329/0         $1,123,891/$0

Andrew Vought.......      -          -        375,900/249,376      $346,139/$2,131

-----------------
(a) The options for Messrs. Geday, Aretakis, Bansal, McMullan and Powell are immediately exercisable for all of the option shares, but any shares purchased under those options may be repurchased by the Company at the original exercise price paid per share, if the optionee ceases service with the Company before vesting in such shares. The heading "Vested" refers to option shares that are no longer subject to repurchase; the heading "Unvested" refers to option shares (including shares that were previously issued upon the early exercise of options) subject to repurchase as of December 31, 2002.
(b) Based on the closing price of the Company's common stock on the Nasdaq National Market on December 31, 2002 of $4.41 per share.

Change of Control Arrangements and Employment Agreements

     The Company entered into an employment agreement with Mr. Geday, dated October 1, 2001, which took effect upon the closing of the Company's merger with Virata on December 14, 2001. The employment agreement with Mr. Geday provides for an initial two-year term; provided that beginning on the effective date and on each day thereafter, the employment period shall automatically be extended for one additional day, unless either party notifies the other that it no longer wishes such automatic extensions to continue. The agreement provides for an annual base salary to be no less favorable to Mr. Geday than his 2001 base salary of $235,000 and which shall be reviewed by the Board of Directors no less frequently than annually, at which time Mr. Geday's salary may be increased (but not decreased) at the discretion of the Board of Directors. In 2002, Mr. Geday was paid a base salary of $350,000. Mr. Geday is eligible to earn an annual performance bonus in an amount determined at the discretion of the Board of Directors for each year; provided that Mr. Geday's total cash compensation in any calendar year shall be no less than $500,000. If the Company terminates Mr. Geday's employment without cause or he resigns for good reason, then he will be promptly paid as severance a lump sum equal to (a) any accrued but unpaid base salary to the date of termination and all other accrued but unpaid amounts as of the date of termination, (b) the product of (i) 100% of Mr. Geday's target bonus for the calendar year in which the termination occurs times (ii) a fraction, the numerator of which is the number of days of the then current calendar year that have elapsed prior to the date of termination and the denominator of which is 365, (c) an amount equal to the product of Mr. Geday's annual base salary times two, (d) an amount equal to Mr. Geday's target bonus for the calendar year in which the termination occurs and
(e) an additional payment of $500,000. In addition, if the Company terminates Mr. Geday without cause or he resigns for good reason, all options and shares of restricted stock granted to Mr. Geday will become fully vested and he shall be entitled to exercise all such options for three years following the date of termination. During the first two years following the effective date of the agreement, Mr. Geday's employment may only be terminated by the Company upon the affirmative vote, in writing, of directors constituting at least 75% of the then current members of the Board of Directors, after a duly constituted meeting of the Board of Directors held to consider such matter, with reasonable advance notice to Mr. Geday that such Board of Directors meeting is to occur, and with an opportunity to be represented at such meeting by counsel.

     The Company has entered into employment agreements with each of Messrs. Aretakis, Bansal, Powell and McMullan. The employment agreements had an initial term from January 17, 2002 through December 31, 2002, and provide for automatic one-year extensions unless either party gives at least 60 days notice that it no longer wishes such automatic extensions to continue. The agreements each provide for an annual base salary of $220,000, to be reviewed by the Board of Directors no less frequently than annually and may be increased at the discretion of the Board. If the Company terminates the employment of Messrs. Aretakis, Bansal, Powell or McMullan without cause, then the executive will be promptly paid as severance a lump sum equal to his annual base salary. In addition, if the Company terminates the executive without cause, all options and shares of restricted stock shall continue to vest during the 12 month period commencing on the date of termination and he shall be entitled to exercise all such options during the 12 month period commencing on the date of termination and for an additional 90 days thereafter.

     Mr. Vought terminated his employment on June 30, 2002. Under his severance agreement, Mr. Vought is entitled to receive continuation of his base salary (at an annual rate of $220,000) and with continuation coverage of medical benefits and other ancillary benefits for a period of 18 months. His severance agreement also provides that his outstanding options continue to vest for a period of 18 months from his termination date and that he shall be entitled to exercise all such options during such 18 month period and for an additional 90 days thereafter. Mr. Vought is also subject to non-solicitation of employees and confidentiality provisions.

     Mr. Cotton terminated his employment on December 20, 2002. Under his compromise agreement, the Company paid Mr. Cotton separation payments of (pound)105,000 (including (pound)5,000 towards his legal fees), and also provided him with continuation coverage of medical benefits and other ancillary benefits for a period of 12 months. His compromise agreement also provides for the accelerated vesting of his outstanding options, which will remain exercisable until three years from his termination date. Mr. Cotton is also subject to non-competition and non-solicitation provisions.

     Upon specified defined events causing a change in control of GlobespanVirata, an option or other award under the Company's 1999 Equity Incentive Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or its parent or if the surviving corporation or its parent does not substitute another award on substantially the same terms. If an optionee or other participant under the 1999 Equity Incentive Plan is involuntarily terminated within 12 months after a change in control in which the option or award was assumed or substituted, then the option or award becomes fully exercisable and vested.

Director Compensation

     During 2002, directors of GlobespanVirata who were not employees received $1,500 for participation in meetings of the Board of Directors. Non-employee directors of GlobespanVirata who also served on either the Compensation or the Audit Committees received $750 for participation in the committee meetings. The Company also reimbursed the Company's directors for out-of-pocket expenses incurred by them in their capacity as a director. Dr. Hauser and Messrs. Bloom, Coulter, Deb, Marren and Zocco are non-employee directors.

     In addition, the 1999 Director Stock Plan grants to each non-employee director an option to purchase 30,000 shares of common stock on the date on which he or she is initially elected or appointed to the board; and another option to purchase 15,000 shares of common stock at each of the first two annual stockholders' meetings in the calendar years following the year in which he or she initially became a board member. However, a new director will not receive an option to purchase 15,000 shares of common stock if he or she resigns at that annual stockholders' meeting. At each annual stockholders' meeting following the annual meeting during which each non-employee director received the second option to purchase 15,000 shares of common stock, the 1999 Director Stock Plan grants to each continuing director an option to purchase 7,500 shares of common stock. Each initial option becomes exercisable and vested in 12 equal monthly installments upon the director's completion of each month of Board service measured from the first anniversary of the grant date, provided that he or she attended at least 75% of the scheduled board meetings. Each subsequent option will be fully vested at grant.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Bloom, Deb and Marren. None of these individuals was an officer or employee of the Company at any time during 2002 or at any other time. No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below sets forth information regarding the beneficial ownership of GlobespanVirata's common stock as of April 25, 2003, by (1) each person or entity who is known by GlobespanVirata to own beneficially more than 5% of GlobespanVirata's outstanding stock; (2) each executive officer of the Company named in the Summary Compensation Table; and (3) all directors, nominees and executive officers as a group.

     Applicable percentage ownership in the following table is based on 130,451,360 shares of common stock outstanding as of April 25, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of the Company's common stock subject to options or conversion rights that are presently exercisable or exercisable within 60 days of April 25, 2003 are deemed to be outstanding and beneficially owned by the person holding such options or conversion rights for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Beneficial Owner                                     Number of Shares   Percent of Class
----------------                                     ----------------   ----------------
Entities Associated with Texas Pacific Group(1)....      15,086,216        11.5%
Forstmann-Leff Associates, LLC(2)..................       7,803,972         6.0
Armando Geday(3)...................................       4,830,804         3.6
Nicholas Aretakis(4)...............................       1,462,924         1.1
Vivek Bansal(5)....................................       2,031,168         1.5
Robert McMullan(6).................................       1,250,356         1.0
C. Michael Powell(7)...............................       1,050,000          *
Gary Bloom(8)......................................         119,098          *
James Coulter(9)...................................      15,086,216        11.5
Dipanjan Deb(10)...................................          82,500          *
Hermann Hauser(11).................................         567,072          *
John Marren........................................               0          *
Giuseppe Zocco(12).................................         249,745          *
All directors and executive officers as a group
(11 persons)(13) ..................................      26,729,883        19.1
-----------------

* Indicates less than 1%.

(1) Consists of 335,288 shares held by Communication GenPar, Inc., 13,399,197 shares held by TPG Partners, L.P., 1,164,231 shares held by TPG Parallel I, L.P. and 187,500 shares subject to options held by TPG GenPar, LP which are exercisable within 60 days of April 25, 2003. TPG Partners, L.P. and TPG Parallel I, L.P., affiliates of Texas Pacific Group, are shareholders in Communication GenPar, Inc. James Coulter, one of the Company's directors, is the sole director and President of Communication GenPar, Inc. and is a managing partner of the general partner of the Texas Pacific Group entities. John Marren, one of the Company's directors, is a partner of the general partner of the Texas Pacific Group entities. The address of Texas Pacific Group is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(2) Based on a Schedule 13G filed on February 13, 2003, Forstmann-Leff Associates, LLC ("FLA") beneficially holds 7,803,972 shares of common stock. The Schedule 13G indicates that FLA has sole voting power over 2,248,877 shares of common stock, shares voting power over 3,392,321 shares of common stock, sole dispositive power over 3,335,064 shares of common stock and shared dispositive power over 4,468,908 shares of common stock. The address of FLA is 590 Madison Avenue, New York, New York 10022.

(3) Includes 4,158,801 shares subject to options that are exercisable (unvested amounts can be exercised pursuant to an early exercise agreement) within 60 days of April 25, 2003.

(4) Includes 1,170,000 shares subject to options that are exercisable (unvested amounts can be exercised pursuant to an early exercise agreement) within 60 days of April 25, 2003.

(5) Includes 1,100,000 shares subject to options that are exercisable (unvested amounts can be exercised pursuant to an early exercise agreement) within 60 days of April 25, 2003.

(6) Includes 1,090,000 shares subject to options that are exercisable (unvested amounts can be exercised pursuant to an early exercise agreement) within 60 days of April 25, 2003.

(7) Includes 1,050,000 shares subject to options that are exercisable (unvested amounts can be exercised pursuant to an early exercise agreement) within 60 days of April 25, 2003.

(8) Includes 119,098 shares subject to options that are exercisable within 60 days of April 25, 2003.

(9) Includes 14,898,716 shares and 187,500 shares subject to options that are exercisable within 60 days of April 25, 2003 held by entities associated with the Texas Pacific Group. Mr. Coulter is a managing partner of the general partner of the Texas Pacific Group entities, and, as such, may be deemed to have voting and dispositive power over the Texas Pacific Group shares. However, Mr. Coulter disclaims beneficial ownership of the Texas Pacific Group shares except to the extent of his pecuniary interest therein.

(10) Includes 52,500 shares subject to options that are exercisable within 60 days of April 25, 2003.

(11) Includes 447,974 shares held by Providence Investment Company, Limited, that is wholly-owned by the Providence Trust, of which Dr. Hauser may be a beneficiary, and 119,098 shares subject to options which are exercisable within 60 days of April 25, 2003. Dr. Hauser disclaims beneficial ownership of the Providence Investment Company Limited shares. Dr. Hauser could potentially benefit in such shares only at the discretion of the trustee of the Providence Trust.

(12) Includes 119,098 shares subject to options that are exercisable within 60 days of April 25, 2003.

(13) Includes 9,166,095 shares subject to options that are exercisable within 60 days of April 25, 2003.

                      Equity Compensation Plan Information

     The following table provides information as of December 31, 2002, with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.

                                                                                     Number of securities
                                                                                    remaining available for
                                         Number of securities   Weighted-average     future issuance under
                                           to be issued upon    exercise price of  equity compensation plans
                                              exercise of          outstanding       (excluding securities
                                          outstanding options        options        reflected in column (a))

             Plan category                        (a)                  (b)                    (c)

 Equity compensation plans approved
 by stockholders (1)                         11,802,085(3)           $19.47               4,295,682(4)



 Equity compensation plans not
 approved by stockholders (2)                 31,306,158             $16.35                10,644,906





      Total (5)                               43,108,243             $17.20                14,940,588


(1) Consists of the 1996 Equity Incentive Plan, 1999 Equity Incentive Plan, 1999 Director Stock Plan and the 1999 Employee Stock Purchase Plan.
(2) Consists of the 1999 Supplemental Stock Option Plan and the Amended and Restated Virata Corporation 1999 Stock Incentive Plan.
(3) Excludes purchase rights accruing under the Company's Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, each eligible employee may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value at the beginning and end of each interval. The Purchase Plan permits eligible employees to purchase shares of the Company's common stock through payroll deductions, provided that the aggregate amount of each employee's payroll deductions does not exceed 15% of their cash compensation. Purchases of common stock occur on January 31 and July 31 of each year.
(4) Includes shares available for future issuance under the Employee Stock Purchase Plan. As of December 31, 2002, 1,411,411 shares of common stock were available for issuance under the Employee Stock Purchase Plan.
(5) The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans, with the exception of the Amended and Restated Virata Corporation 1999 Stock Incentive Plan. As of December 31, 2002, a total of 1,032,661 shares of the Company's common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those options outstanding is $5.45 per share. With the exception of the Amended and Restated Virata Corporation 1999 Stock Incentive Plan, no additional options may be granted under the assumed plans.

Summary Description of Equity Compensation Plans Not Approved by Stockholders

1999 Supplemental Plan

         In December 1999, the Board of Directors approved the adoption of the 1999 Supplemental Stock Option Plan (the "Supplemental Plan"). To date, the Company has reserved a total of 27,039,363 shares of its common stock for issuance under the Supplemental Plan. The Supplemental Plan is a non-shareholder approved plan under which options may be granted to employees and consultants of the Company who are neither officers nor Board members at the time of grant. The Supplemental Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The option grants may have an exercise price per share not lower than 75% of fair value at the date of grant.
The maximum term of the options granted under the Supplemental Plan is ten years and each will terminate earlier within a specified period following the optionee's cessation of service with the Company. Each granted option will vest in one or more installments over the optionee's period of service with the Company. Options generally vest as to 25% of the shares subject to option on the first anniversary of the vesting commencement date and as to 6.25% quarterly thereafter. However, the options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. All options granted under the Supplemental Plan are non-statutory stock options under the Federal tax laws. As of December 31, 2002, options covering 22,001,572 shares of common stock were outstanding under the Supplemental Plan and 4,257,291 shares remained available for future option grants.

Amended and Restated Virata Corporation 1999 Stock Incentive Plan

     Upon the acquisition of Virata Corporation, the Company assumed the Amended and Restated Virata Corporation 1999 Stock Incentive Plan (the "Virata Plan") pursuant to the terms of the merger agreement between the Company and Virata Corporation and reserved a total of 15,641,854 shares of the Company's common stock for issuance under the plan. The plan was previously approved by Virata Corporation's shareholders. Options granted under the plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The Virata Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The option grants may have an exercise price per share not lower than 85% of fair value at the date of grant. The maximum term of the options granted under the Virata Plan is ten years and each will terminate earlier within a specified period following the optionee's cessation of service with the Company. Each granted option will vest in one or more installments over the optionee's period of service with the Company. Options generally vest over a four year period from the date of grant. As of December 31, 2002, options covering 8,425,071 shares of common stock were outstanding under the Virata Plan and 6,387,615 shares remained available for future option grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2002, the Company recorded product sales of $1.8 million, related to goods sold to Paradyne Networks, Inc. Entities associated with Texas Pacific Group beneficially own more than 10% of the outstanding capital stock of both GlobespanVirata and Paradyne Networks. In addition, certain former members of GlobespanVirata's Board of Directors have served as directors of Paradyne Networks.

     In May 1999, the Company loaned approximately $1,233,300 to Robert McMullan and $1,166,630 to Nicholas Aretakis, secured by a stock pledge agreement, in connection with their purchase of approximately 323,325 and 303,324 shares (as adjusted for the Company's 3-for-1 stock split in February 2000) of the Company's common stock, respectively. Each full recourse note accrues interest at the rate of 5.22% per annum and is payable upon the earlier of the fifth anniversary of the note or 30 days following termination of employment. In June 1999, the Company loaned approximately $2,200,000 to Armando Geday in connection with his purchase of approximately 1,467,180 shares (as adjusted for the Company's 3-for-1 stock split in February 2000) of the Company's common stock. Mr. Geday's loan is on substantially the same terms as the loans to Messrs. McMullan and Aretakis. Mr. McMullan has paid approximately $890,000 in principal and interest on the loan as of March 31, 2003. In accordance with the recently-enacted Sarbanes-Oxley Act of 2002, the Company will not enter into any similar loan transactions with the Company's executive officers or directors in the future.

     During 2002, the Company licensed certain technology related to subscriber line integrated circuit products from Legerity, Inc., a provider of analog/mixed-signal integrated circuits for wireline voice and data networks. The license fee paid to Legerity during 2002 was $800,000. Dipanjan Deb, a director of the Company, is a partner of an investment firm that is a controlling stockholder of Legerity and is also a director of Legerity.

ITEM 14. CONTROLS AND PROCEDURES

   Not applicable.
                                       13

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The registrant is also amending the Exhibit Index in Item 15 to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1 and Exhibit 99.2.

(A)(3).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOBESPANVIRATA, INC.


April 30, 2003                  By  /s/ ARMANDO GEDAY
                                   -----------------------------
                                       Armando Geday
                                 President, Chief Executive Officer and Director

I, Armando Geday, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of GlobespanVirata, Inc.;

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

Date:  April 30, 2003


/s/ ARMANDO GEDAY
--------------------
Armando Geday
Chief Executive Officer

I, Robert McMullan, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of GlobespanVirata, Inc.;

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

Date:  April 30, 2003


/s/ ROBERT MCMULLAN
--------------------
Robert McMullan
Chief Financial Officer