Form 10-Q
period 2003-06-29
GLOBESPANVIRATA INC
filed 2003-07-31
CIK 1081197

================================================================================

                                   FORM 10-Q


    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   --

                              EXCHANGE ACT OF 1934

                      For the quarter ended June 29, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    --

                              EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                        Commission File Number 000-26401

                             GlobespanVirata, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                   75-2658218
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
                                              --   --

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X  No    .
                                                                   --    ---

     The number of shares outstanding of the Registrant's Common Stock as of July 16, 2003 was 132,304,103.


================================================================================

                             GlobespanVirata, Inc.

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 29, 2003 and December
               31, 2002........................................................2

          Condensed Consolidated Statements of Operations for the Three and Six
               Months Ended June 29, 2003 and June 30, 2002....................3

          Condensed Consolidated Statements of Cash Flows for the Three and Six
               Months Ended June 29, 2003 and June 30, 2002....................4

          Notes to Condensed Consolidated Financial Statements.................5

     Item 2. Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......23

     Item 4. Controls and Procedures..........................................23

Part II. Other Information

     Item 1. Legal Proceedings................................................23

     Item 6. Exhibits and Reports on Form 8-K.................................24

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                             GlobespanVirata, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                  June 29,        December 31,
                                                    2003              2002
                                                  --------        ------------
     ASSETS
     Current Assets:
       Cash and cash equivalents                 $232,831            $183,234
       Investments - marketable securities         89,169             114,065
       Accounts receivable, less allowance
           for doubtful accounts of $1,886
           and $1,979, respectively                39,223              34,058
       Inventories, net                            25,910              23,932
       Deferred income taxes                       11,461              16,786
       Prepaid expenses and other current assets   24,031              22,079
                                                 ---------           ---------
     Total current assets                         422,625             394,154
     Property and equipment, net                   15,139              21,405
     Facility held for sale                        24,987              24,987
     Intangible assets, net                        26,212              39,087

     Investments - marketable securities          206,657             230,758

     Other assets                                  13,626              12,599
                                                 ---------           ---------
     Total assets                                $709,246            $722,990
                                                 =========           =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                           $36,653            $ 20,717
       Restructuring and reorganization
           liabilities                             39,602              52,486
       Accrued expenses and other liabilities      27,044              32,825
       Payroll and benefit related liabilities     11,876              16,262
       Current portion of capital lease
           obligations                                 91               1,156
                                                 ---------           ---------
     Total current liabilities                    115,266             123,446
     Other long-term liabilities                    2,990               2,904

     Convertible subordinated note                130,000             130,000
     Deferred income taxes                         11,461              16,786
     Capital lease obligations, less current
           portion                                      6                  12
                                                 ---------           ---------
     Total liabilities                            259,723             273,148
                                                 ---------           ---------
     Stockholders' equity
       Preferred stock                                  -                   -
       Common stock                                   146                 142
       Treasury stock - 13,523,530 shares         (45,373)            (45,373)
       Stock purchase warrants                          1                   1
       Notes receivable from stock sales           (4,186)             (5,231)
       Additional paid in capital               1,720,192           1,711,664
       Deferred stock compensation                 (8,260)            (15,613)

       Accumulated deficit                     (1,215,637)         (1,198,939)

       Accumulated other comprehensive income       2,640               3,191
                                                 ---------           ---------
     Total stockholders' equity                   449,523             449,842
                                                 ---------           ---------
     Total liabilities and stockholders' equity  $709,246            $722,990
                                                 =========           =========
   The accompanying notes are an integral part of these financial statements.

                             GlobespanVirata, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (unaudited, in thousands, except per share data)


                                                                  For The Three Months Ended         For The Six Months Ended
                                                                    June 29,        June 30,           June 29,     June 30,
                                                                      2003            2002               2003         2002
                                                                  --------------- --------------      ------------- ------------
Net revenues                                                          $   74,375     $   45,943         $  143,055   $  130,347
Cost of sales                                                             39,659         22,895             74,301       60,162
                                                                  --------------- --------------      ------------- ------------
Gross profit                                                              34,716         23,048             68,754       70,185
                                                                  --------------- --------------      ------------- ------------
Operating expenses:
   Research and development (including non-cash compensation              24,333         35,847             46,991       86,249
    of $2,757 and $5,514 for the three and six months ended June 29,
    2003, respectively, and $5,416 and $20,822 for the three and six months ended June 30, 2002, respectively).
   Selling, general and administrative (including non-cash                 9,917         13,109             19,706       28,295
    compensation of $919 and $1,838 for the three and six months ended June 29, 2003, respectively and $602 and $1,425 for the three and six months ended June 30, 2002, respectively).
   Amortization of intangible assets                                       4,629          9,563              9,923       21,673
   Restructuring and other charges                                         1,048         15,750              1,198       15,750
   Impairment of goodwill and other acquired intangible assets                 -        493,620                  -      493,620
                                                                  --------------- --------------      ------------- ------------
    Total operating expenses                                              39,927        567,889             77,818      645,587
                                                                  --------------- --------------      ------------- ------------
   Loss from operations                                                   (5,211)      (544,841)            (9,064)    (575,402)

   Interest income, net                                                     (509)        (1,809)            (1,195)      (3,678)
                                                                  --------------- --------------      ------------- ------------
   Loss from continuing operations before income taxes                    (4,702)      (543,032)            (7,869)    (571,724)
   Provision (benefit) for income taxes                                      250              -               (445)         260
                                                                     ------------    -----------         ----------    ---------
   Net loss from continuing operations                                    (4,952)      (543,032)            (7,424)    (571,984)
   Discontinued Operations
    Net loss from operations of discontinued businesses                   (7,103)        (9,204)            (9,274)     (12,961)
                                                                  --------------- --------------      ------------- ------------
   Net loss                                                              (12,055)      (552,236)           (16,698)    (584,945)
                                                                  --------------- --------------      ------------- ------------
   Other comprehensive (gain) loss:
    Unrealized (gain) loss on marketable securities                          403           (200)               674          (34)
    Foreign currency translation (gain) loss                                (255)        (1,352)              (123)        (855)
                                                                  --------------- --------------      ------------- ------------
   Comprehensive loss                                               $    (12,203)  $   (550,684)       $   (17,249)  $ (584,056)
                                                                  =============== ==============      ============= ============
   Basic and diluted loss per share:
    Net loss from continuing operations                             $      (0.04)  $      (3.85)       $     (0.06)  $    (4.07)
    Net loss from discontinued operations                                  (0.05)         (0.07)             (0.07)       (0.09)
                                                                  --------------- --------------      ------------- ------------
    Net loss                                                        $      (0.09)  $      (3.92)       $     (0.13)  $    (4.16)
                                                                  =============== ==============      ============= ============
   Weighted average shares of common stock outstanding
    used in computing basic and diluted loss per share                   131,133        140,889            130,373      140,508
                                                                  =============== ==============      ============= ============


   The accompanying notes are an integral part of these financial statements.

                             GlobespanVirata, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)

                                                                                    For the Six Months Ended
                                                                                  June 29, 2003   June 30, 2002
                                                                                  -------------   -------------

        Cash flows used in operating activities:

        Net loss                                                                   $   (16,698)    $  (584,945)
        Adjustments to reconcile net loss to cash used in operating activities:
           Non-cash compensation expense                                                 7,352          22,247
           Depreciation and amortization                                                 6,571           9,230
           Amortization of intangible assets (including amortization of $1,261 related to discontinued operations for the six months ended
           June 30, 2002)                                                                9,923          22,934
           Restructuring payments, net of non-cash restructuring charges                (8,477)          9,916
           Tax benefit related to investment credits for research in a foreign
           jurisdiction                                                                   (945)              -
           Impairment of goodwill and other acquired intangible assets                       -         493,620
           Net loss on sale/closure of discontinued businesses                           6,672           3,887
        Changes in assets and liabilities, net of the effect of acquisitions and divestitures:
           Increase in accounts receivable                                              (5,165)         (9,895)
           (Increase) decrease in inventory                                             (1,978)          8,256
           Increase in prepaid expenses and other assets                                  (921)           (723)
           Increase in accounts payable                                                 15,936           9,104
           Decrease in accrued expenses and other liabilities                          (14,226)        (12,964)
                                                                                     ----------      ----------
        Net cash used in operating activities                                           (1,956)        (29,333)
                                                                                     ----------      ----------
        Cash flows provided by (used in) investing activities:
        Capital expenditures                                                              (896)         (4,577)
        Purchase of facility                                                                 -         (34,902)
        Cash paid for accrued acquisition related costs                                 (4,113)         (4,808)
        Proceeds from sale/maturities of marketable securities                         171,939         260,963
        Purchases of marketable securities                                            (122,942)       (227,371)
                                                                                     ----------      ----------
        Net cash provided by (used in) investing activities                             43,988         (10,695)
                                                                                     ----------      ----------
        Cash flows provided by financing activities:
        Proceeds received from exercise of stock options and employee stock
         purchase plan                                                                   8,409           7,017
        Proceeds from repayment of notes receivable                                      1,006               -
        Repurchase of common stock                                                           -            (504)
        Repayments of capital lease borrowings                                          (1,071)         (2,670)
                                                                                     ----------      ----------
        Net cash provided by financing activities                                        8,344           3,843
                                                                                     ----------      ----------
        Effect of exchange rates on cash and cash equivalents                             (779)            594
                                                                                     ----------      ----------
        Net increase (decrease) in cash and cash equivalents                            49,597         (35,591)
        Cash and cash equivalents at beginning of period                               183,234         269,586
                                                                                     ----------      ----------
        Cash and cash equivalents at end of period                                $    232,831    $    233,995
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

Unaudited Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by GlobespanVirata and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto included in GlobespanVirata's Annual Report on Form 10 K, filed with the Securities and Exchange Commission on March 10, 2003. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

Revenue Recognition

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of the Company's revenue during the three and six months ended June 29, 2003 were from product sales. Net revenues for the three and six months ended June 30, 2002 include approximately $3.5 million of fees associated with the resolution of previous customer purchase commitments.

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

     As of June 29, 2003 and June 30, 2002, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of 46.0 million and 39.4 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million aggregate principal amount of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for the three and six months ended June 29, 2003 and June 30, 2002 and were therefore excluded from the calculation.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company regularly reviews inventory values and quantities on hand and writes down its inventory for obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. If the Company's inventory is determined to be undervalued, it may have over-reported its costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.

     Inventories at June 29, 2003 and December 31, 2002 consisted of the following:


        (in thousands)                                  June 29, 2003           December 31, 2002
                                                        -------------           -----------------
        Work in process                                      $ 4,250                   $  6,796
        Finished Goods                                        65,000                     65,041
        Reserve for excess and obsolete inventories          (43,340)                   (47,905)
                                                             --------                   --------
        Inventories                                          $25,910                   $ 23,932
                                                             ========                   ========

     The decrease in reserve for excess and obsolete inventories from December 31, 2002 to June 29, 2003 is primarily attributable to the sale of previously reserved inventory.

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

Intangibles Assets

     Intangible assets at June 29, 2003 and December 31, 2002 consist of identifiable intangibles from acquired businesses over the fair value of net assets acquired, as follows (in thousands):


        (in thousands)                                  June 29, 2003           December 31, 2002
                                                        -------------           -----------------

        Core technology                                     $36,742                     $39,693
        Other identifiable intangibles                       10,450                      10,450
        Accumulated amortization                            (20,980)                    (11,056)
                                                            --------                    --------
        Net intangible assets                               $26,212                     $39,087
                                                            ========                    ========

     The intangible assets acquired in the years ended December 31, 2001 and 2000 are being amortized over periods ranging from two years to four years. Amortization expense related to intangible assets for the three and six months ended June 29, 2003 was $4.6 million and $ 9.9 million, respectively and amortization expense related to intangible assets for the three and six months ended June 30, 2002 was $9.6 million and $21.7 million respectively. Management evaluates the recoverability of the carrying amount of intangible assets annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Current and estimated future profitability, undiscounted cash flows and the market value of the Company's common stock are the primary indicators used to assess the recoverability of intangible assets.

     A reconciliation of the Company's net intangible assets from December 31, 2002 to June 29, 2003 is as follows (in thousands):


        Intangible assets, net at December 31, 2002                     $39,087
        Amortization for the six months ended June 29, 2003              (9,923)
        Adjustment of merger related workforce accrual                     (294)
        Tax benefit realized from acquired entity(1)                     (2,658)
                                                                        --------
        Intangible assets, net at June 29, 2003                         $26,212
                                                                        ========

     (1) Pursuant to an agreement reached on March 24, 2003, the Company recognized prior research credits of an acquired entity that were not previously recognized due to the uncertainty of their ultimate realization. These credits were related to investments in research in a foreign jurisdiction. Of the total amount agreed to of approximately $3.6 million, approximately $2.7 million relates to periods prior to the Company's acquisition of the entity and has been credited against intangible assets recorded from the acquisition. The remainder of the credits were recorded as an income tax benefit in the six months ended June 29, 2003 (see Note 5). As of June 29, 2003, approximately $2.0 million of these amounts have been collected, approximately $0.7 million is recorded on the Company's balance sheet as a current asset and approximately $0.9 million is recorded on the Company's balance sheet as a non-current asset.

Stock Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation". Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and fully diluted earnings per share on a pro forma basis would have been as follows:


                                                                 For the three months ended             For the six months ended
(in thousands)                                                June 29, 2003     June 30, 2002        June 29, 2003    June 30, 2002
                                                              -------------     -------------        -------------    -------------
Net loss, as reported                                             $(12,055)       $ (552,236)            $(16,698)      $ (584,945)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects               (32,419)          (28,808)             (65,052)         (57,616)
                                                                  ---------       -----------            ---------      -----------
Pro forma net loss                                                $(44,474)       $ (581,044)            $(81,750)      $ (642,561)
                                                                  =========       ===========            =========      ===========

Earnings per share basic and diluted as reported                    $(0.09)       $    (3.92)              $(0.13)      $    (4.16)
                                                                  =========       ===========            =========      ===========
Earnings per share basic and diluted pro forma                      $(0.34)       $    (4.12)              $(0.63)      $    (4.57)
                                                                  =========       ===========            =========      ===========

Employee Stock Options Accounting

     The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three and six months ended June 29, 2003 and June 30, 2002 (1) risk-free interest rate of 2.5% (2) dividend yield of 0.0% (3) expected life of four years and (4) volatility of 94.0% and 102.0%, respectively.

Product Warranties

     The Company provides purchasers of its products with certain warranties, generally twelve months, and records a related provision for estimated warranty costs at the date of sale.

Restructuring and Other Charges

     We have recorded restructuring and other charges during the three and six months ended June 29, 2003 and the year ended December 31, 2002. These charges primarily relate to reductions in our workforce and the related impact on the use of facilities and asset impairments. The estimated charges are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the relevant periods, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3. Acquisitions

     On December 14, 2001, the Company completed a merger with Virata Corporation ("Virata") under an Agreement and Plan of Merger dated as of October 1, 2001 (the "Merger Agreement"). Under that agreement, a wholly-owned subsidiary of the Company merged with and into Virata and Virata became a wholly-owned subsidiary of the Company.

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

4.  Concentration of Risk and Customer Information

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments - marketable securities and trade receivables. At June 29, 2003 and December 31, 2002, five of the Company's customers accounted for $26.2 million (66.7%) and $26.1 million (76.8%) of net accounts receivable, respectively. Approximately 25.8% and 41.9% of the net accounts receivable at June 29, 2003 and December 31, 2002 is due from customers from whom the Company has collateralized payment arrangements through a letter of credit with a bank. From time to time, the Company settles letter of credit instruments with the bank prior to their due date. Fees associated with these transaction have been nominal for all periods presented.

     The Company's top ten customers accounted for $48.7 million (65.4%) and $28.6 million (62.1%) of the Company's net revenues during the three months ended June 29, 2003 and June 30, 2002, respectively. In the three months ended June 29, 2003 there were two customers who individually represented more than 10% of the Company's net revenues, collectively accounting for 25.0%, of the Company's net revenues. These customers were D-Link Corporation and UTStarcom which each accounted for 12.5% of the Company's net revenues. Ambit Microsystems Corporation accounted for 18.7% of the Company's net revenues during the three months ended June 30, 2002.

     The Company's top ten customers accounted for $98.7 million (69.0%) and $75.0 million (57.5%) of the Company's net revenues during the six months ended June 29, 2003 and June 30, 2002, respectively. In the six months ended June 29, 2003 there were three customers who individually represented more than 10% of the Company's net revenues, collectively accounting for 41.3%, of the Company's net revenues. These customers were UTStarcom, Ambit Microsystems and D-Link Corporation which accounted for 18.1%,13.0 and 10.2%, respectively of the Company's net revenues. Ambit Microsystems Corporation accounted for 12.6% of the Company's net revenues during the six months ended June 30, 2002.

     The Company's sales to overseas customers are predominantly denominated in U.S. dollars. Revenues by geographic region for the three and six months ended June 29, 2003 and June 30, 2002 were as follows:


                                         For the three months ended             For the six months ended
   (in thousands)
                                       June 29, 2003     June 30, 2002       June 29, 2003     June 30, 2002
                                       -------------     -------------       -------------     -------------
    Net revenues

    Asia                                    $62,721           $35,116            $125,220           $86,924

    North America                             7,289             9,930              12,323            37,224

    Europe                                    4,240               893               5,317             6,193

    Other                                       125                 4                 195                 6
                                            -------           -------            --------          --------
    Total                                   $74,375           $45,943            $143,055          $130,347
                                            =======           =======            ========          ========


     The Company's revenue distribution by geographic region is determined based upon the location where its customers request products to be shipped, which are not necessarily indicative of the geographic region in which the customer's equipment is ultimately deployed.

5.   Income Taxes

     The Company recorded a current provision for income taxes of $0.3 million and $0.0 million during the three months ended June 29, 2003 and June 30, 2002, respectively. The current provision recorded reflects an effective tax rate of 4.0% and 0.0% for the three months ended June 29, 2003 and June 30, 2002, respectively. The difference between the effective rate and the statutory rate of 35.0% relates primarily to changes in the valuation allowance.

     The Company recorded a current provision for income taxes of $0.5 million and a deferred benefit of $0.9 million during the six months ended June 29, 2003, resulting in a net tax benefit of $0.4 million. The deferred benefit resulted from the recognition of credits for investment in research in a foreign jurisdiction. The net benefit recorded reflects an effective tax rate of 4.5% for the six months ended June 29, 2003. The primary differences between the effective rate and the statutory rate of 35.0% relate to changes in the valuation allowance and the recognition of credits for investment in research in a foreign jurisdiction. During the six months ended June 30, 2002, the Company recorded a current provision for income taxes of $0.3 million. The current provision recorded reflected an effective tax rate of less than 1.0% for the six months ended June 30, 2002. The difference between the effective rate and the statutory rate of 35.0% related primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance.

     The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. As of June 29, 2003 and December 31, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance. The investment in research tax credits recognized during the six months ended June 29, 2003 have been recorded on the Company's balance sheets as other current and non-current assets.

6.  Restructuring and Reorganization Liabilities

Reorganization Liabilities

     In connection with the merger with Virata, the Company began to formulate the Reorganization Plan, which primarily consisted of eliminating redundant positions and consolidating its worldwide facilities. The Company recognized as liabilities assumed in the purchase business combination and included in the allocation of the acquisition cost in accordance with SFAS No. 141 and EITF 95-3, the estimated costs related to Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions.

     The estimated costs related to the Virata facilities consolidation and the related impact on the Virata outstanding real estate leases and Virata relocations and workforce reductions from December 31, 2002 to June 29, 2003 is as follows:


                                       December 31, 2002                                                    June 29, 2003
(in thousands)                            Liability                   2003 Payments       Adjustments         Liability
                                          ---------                   -------------       -----------         ---------
Workforce related                               $ 2,583                    ($2,189)             ($294)           $   100
Facilities charges                               13,517                     (1,924)                 -             11,593
                                                -------                    --------             ------           -------
Total                                           $16,100                    ($4,113)             ($294)           $11,693
                                                =======                    ========             ======           =======

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

     The Company reviews the above estimated costs and assumptions periodically and reflects the effect of revisions in the period that they occur.

Restructuring Liabilities

   2003 Restructuring Charges

     The Company recorded restructuring and other charges during the three and six months ended June 29, 2003 of $1.1 million and $1.2 million, respectively. The charges primarily relate to the proposed settlement of real estate tax liabilities associated with the facility held for sale, net of adjustments to previously recorded workforce charges in the amount of approximately $0.5 million. The Company reviews the above estimated costs and assumptions periodically and reflects the effects of revisions in the period that they occur.

     The table below presents the liabilities associated with the restructuring and other charges recorded during the year ended December 31, 2002 (the "2002 Restructuring Charge") as of December 31, 2002 and June 29, 2003, respectively, including payments and adjustments made during the six months ended June 29, 2003, and the restructuring charges recorded during the six months ended June 29, 2003 (the "2003 Restructuring Charge"):

                                                  December 31, 2002                                                June 29, 2003
                                                    Restructuring         2003 Restructuring      Cash             Restructuring
(in thousands)                                       Liability                  Charges         Payments             Liability
                                                     ---------                  -------         --------             ---------
Workforce reduction                                    $6,794                    ($489)         ($5,398)                $ 907
Facilities consolidation                               28,818                    1,687           (4,115)               26,390
Other Charges                                             774                        -             (162)                  612
                                                      -------                    ------         --------              -------
Total Charges                                         $36,386                    $1,198         ($9,675)              $27,909
                                                      =======                    ======         ========              =======

7.  Related Party Transactions

     As of June 29, 2003 and December 31, 2002, Communication Partners, L.P. or other entities affiliated with Texas Pacific Group owned 5.4% and 11.7%, respectively, of the Company's outstanding stock.

     During the three and six months ended June 29, 2003 the Company recorded product sales of $0.4 million and $0.5 million, respectively, related to goods sold to Paradyne Networks. During the three and six months ended June 30, 2002 the Company recorded product sales of $0.7 million and $1.4 million, respectively, related to goods sold to Paradyne Networks. At June 29, 2003 and December 31, 2002 the Company had a receivable from Paradyne Networks in the amount of $0.2 million and $0.1 million.

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

     During the three and six months ended June 30, 2002, the Company licensed certain technology related to subscriber line integrated circuit products from Legerity, Inc. ("Legerity"), a provider of analog/mixed-signal integrated circuits for wireline voice and data networks in exchange for $0.8 million. Dipanjan Deb, a director of the Company, is a partner of an investment firm that is a controlling stockholder of Legerity and is also a director of Legerity.

8.   Discontinued Operations

     During the three months ended June 29, 2003, management of the Company committed to a plan and closed an international research and development component. During the three months ended June 30, 2002, management of the Company committed to a plan and disposed of its video compression and EmWeb businesses (collectively with the international research and development component, the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses have been presented separately in the Company's statements of operations for all periods presented, prior to the disposition of those businesses or entities.

     The results of discontinued operations, for the periods presented, prior to disposition, are as follows:


                                  Three Months          Three  Months           Six Months              Six Months
                                      Ended                 Ended                  Ended                   Ended
(in thousands)                    June 29, 2003         June 30, 2002          June 29, 2003           June 30, 2002
                                  -------------         -------------          -------------           -------------
Net loss from operations of
discontinued businesses:

Video compression                       $    -                $(2,366)            $     -                    $(3,168)
EmWeb                                        -                   (443)                  -                       (871)
International research and
   development component                  (451)                (2,508)             (2,038)                    (5,035)
                                        -------                -------             -------                    -------
Net loss from operations of
   discontinued businesses                (451)                (5,317)            $(2,038)                   $(9,074)

Net loss on sale/closure of             (6,652)                (3,887)             (7,236)                    (3,887)
   businesses                           -------                -------             -------                    -------

Net loss from discontinued             $(7,103)               $(9,204)            $(9,274)                  $(12,961)
   operations                          ========               ========            ========                  =========


     The net loss on closure of the international research and development component during the three and six months ended June 29, 2003, of $6.7 million and $7.2 million respectively, was determined as follows:

                                          Three months ended    Six months ended
(in thousands)                               June 29, 2003        June 29, 2003
                                          ------------------    ----------------
Workforce related                                     $1,503              2,087
Facilities related                                     1,000              1,000
Asset impairment                                       2,001              2,001
Other closing costs and charges                        2,148              2,148
                                                      ------              -----
Net loss on closure of international
research and development component                    $6,652             $7,236
                                                      ======             ======

     The net loss from the sale of the video compression business during the three and six months ended June 30, 2002 of $3.9 million was determined as follows:

(in thousands)
Purchase price:
   Note receivable from Conexant Systems, Inc.        $21,000
   Conexant Systems, Inc. common stock and minimum
      price guarantee                                  15,000
                                                      -------
Total purchase price                                             36,000

   Net book value of assets and liabilities sold                 (5,537)
   Allocation of goodwill to video compression business         (32,100)
   Accrued transaction costs                                     (2,250)
                                                                 -------
Net loss on sale                                                $(3,887)
                                                                 =======

     Revenues related to the Discontinued Businesses, for the periods presented, are as follows:


                                  Three Months          Three  Months           Six Months              Six Months
                                      Ended                 Ended                  Ended                   Ended
(in thousands)                    June 29, 2003         June 30, 2002          June 29, 2003           June 30, 2002
                                  -------------         -------------          -------------           -------------

Revenues:
Video compression                          $ -                 $2,033                 $ -                    $4,002
EmWeb                                        -                    165                   -                       443
International research and
development component                        -                      -                   -                         -
                                          -----                -------               -----                   ------
Total revenues                             $ -                 $2,198                 $ -                    $4,445
                                          =====                ======                =====                   ======


9.  Commitments and Contingencies

     In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased the Company's common stock between June 23, 1999 and December 6, 2000, filed a civil action complaint in the United States District Court for the Southern District of New York alleging violations of federal securities laws against certain underwriters of the Company's initial and secondary public offerings as well as certain of the Company's officers and directors (Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., No. 01-CV-10741). The complaint alleges that the defendants violated federal securities laws by issuing and selling the Company's common stock in its initial and secondary offerings without disclosing to investors that some of the underwriters had (1) solicited and received undisclosed and excessive commissions and (2) entered into agreements requiring certain of their customers to purchase the Company's stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies that launched offerings during 1998 through 2000 (In re: Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)). The Company believes its officers and/or directors have meritorious defenses to the plaintiffs' claims and those defendants will defend themselves vigorously.

     As previously reported, the Company has been involved in a dispute with Texas Instruments over a group of patents (and related foreign patents) that Texas Instruments believes are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, the Company filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the "Defendants") in the U.S. District Court of New Jersey. The Company's complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants' patents relating to ADSL technology are unenforceable, invalid and/or not infringed by the Company's products. The Company is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants' ADSL patents are invalid, unenforceable, void, and/or not infringed by the Company and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against the Company and its customers.

     The Company expects that the Defendants will bring a counterclaim alleging infringement of certain of their ADSL patents. Although the Company believes that it has strong arguments in favor of its position in this dispute, the Company can give no assurance that it will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to the Company, it could be held responsible for the payment of damages and/or have the sale of its products stopped by an injunction, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also a subject to various other inquiries or claims in connection with intellectual property rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. The Company can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to it or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company. In addition, the Company is involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, results of operations or financial condition.

10.   Subsequent Events

     On July 15, 2003, the Company announced that it agreed to purchase the Wireless Networking Product Group of Intersil Corporation ("Intersil") for $365.0 million in cash and common stock. Pursuant to the Asset Purchase Agreement dated

July 15, 2003, by and between the Company and Intersil, the Company has agreed to pay Intersil $250.0 million in cash and $115.0 million of common stock subject to a collar on the Company's common stock price of between $7.4375 and $10.0625. The number of shares of common stock to be issued by the Company will be determined when the transaction is closed. The minimum number of shares of common stock issued by the Company will be approximately 11.429 million (equivalent to $10.0625 per share) and the maximum number of shares will be approximately 15.462 million (equivalent to $7.4375 per share).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobespanVirata's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general economic slowdown and slowdown in spending in the telecommunications industry, price competition among DSL chip set suppliers, risks of customer loss or decreases in purchases by significant customers, the potential adverse effects of our restructuring and reorganization efforts, dependence upon third-party technology, risks that our failure to achieve design wins with certain manufacturers could be a barrier to future sales to such manufacturers, risks associated with incurring substantial product development expenses prior to incurring any net revenues from the sale of such products, risks due to rapid changes in the market for DSL chip sets, market acceptance of new products, ability of leading equipment manufacturers to incorporate our products into their own, ability of telecommunications service providers to market and sell DSL services, uncertainties concerning the impact of competitive products and technologies, and difficulties transitioning our wafers to smaller geometry process technologies, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees, risk of operating in international markets and general market, economic regulatory and business conditions and other risk factors described in this document or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobespanVirata as of the date hereof and GlobespanVirata assumes no obligation to update any such forward-looking statements.

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

     The following table presents our unaudited results from continuing operations for the three and six months ended June 29, 2003 and June 30, 2002. Our continuing operations are reported as a single business segment.


                                                                For the Three Months Ended              For the Six Months Ended
(in millions)                                                 June 29, 2003     June 30, 2002        June 29, 2003     June 30, 2002
                                                              -------------     -------------        -------------     -------------
Net revenues                                                      $74.4             $45.9                $143.1            $130.3
Cost of sales                                                      39.7              22.9                  74.3              60.1
                                                                  -----             -----                ------            ------
 Gross profit                                                      34.7              23.0                  68.8              70.2
                                                                  -----             -----                ------            ------
Operating expenses:
Research and development, including non-cash
   compensation of $2.7 million and $5.5 million
   for the three and six months ended June 29, 2003,
   respectively and $5.4 million and $20.8 million
   for the three and six months ended June 30, 2002,
   respectively.                                                   24.3              35.8                  47.0              86.2
Selling, general and administrative, including
   non-cash compensation of $0.9 million and $1.8
   million for the three and six months ended
   June 29, 2003, respectively and $0.6 million
   and $1.4 million for the three and six months
   ended June 30, 2002, respectively.                               9.9              13.1                  19.7              28.3
Amortization of intangible assets                                   4.6               9.5                   9.9              21.7
Restructuring and other charges                                     1.1              15.8                   1.2              15.8
Impairment of goodwill and other acquired
   intangible assets                                                 -              493.6                    -              493.6
                                                                  -----             -----                 -----            ------
Total operating expenses                                           39.9             567.8                  77.8             645.6
                                                                  -----             -----                 -----            ------
Loss from operations                                               (5.2)           (544.8)                 (9.0)           (575.4)
Interest and other income, net                                     (0.5)             (1.8)                 (1.2)             (3.7)
                                                                  -----             -----                 -----            ------
Loss from continuing operations before income
taxes                                                              (4.7)           (543.0)                 (7.8)           (571.7)

Provision (benefit) for income taxes                                0.2                -                   (0.4)              0.3
                                                                  -----             -----                 -----            ------
Net loss from continuing operations                               $(4.9)          $(543.0)                $(7.4)          $(572.0)
                                                                  ======          ========                ======          ========

Results of Operations for the three months ended June 29, 2003 and June 30, 2002

     Net Revenues. Our net revenues increased by 61.9% to $74.4 million during the three months ended June 29, 2003 from $45.9 million in the three months ended June 30, 2002. The increase in net revenues was primarily due to an increase in the number of ports sold, offset by declining average selling prices as compared to the three months ended June 30, 2002.

Cost of Sales and Gross Profit.

     The following table presents gross profit and gross profit percentage including and excluding the impact of revenue from previously reserved products and cancellation revenue for the periods presented. Gross profit and gross profit percentage excluding the impact of such revenue are non-GAAP financial measures. We have included such information because such information is not readily obtainable from the other financial information provided and because management believes such information provides useful information about our gross profit margin for our non-reserved products. The presentation of any non-GAAP financial measures in this report are intended to supplement, not replace, the related GAAP measures.

                                                   For the three months ended
                                                 June 29, 2003     June 30, 2002
                                                 -------------     -------------
Net product revenue                                   $70.8            $39.3
Net product revenue from previously
reserved products                                       3.6              6.6

Total revenue                                          74.4             45.9
Cost of goods sold                                     39.7             22.9
                                                      -----            -----
Gross profit                                          $34.7            $23.0
                                                      -----            -----
Gross profit %                                         46.7%            50.2%
                                                      -----            -----

Gross profit excluding revenue from
previously reserved products and
cancellation revenue (non-GAAP)                       $31.1            $16.4
                                                      -----            -----
Gross profit % excluding revenue from
previously reserved products and
cancellation revenue (non-GAAP)                        43.9%            41.7%
                                                      -----            -----

     Our gross profit increased by 50.9% to $34.7 million in the three months ended June 29, 2003 from $23.0 million in the three months ended June 30, 2002. Our gross profit percentage was 46.7% and 50.2% in the three months ended June 29, 2003 and June 30, 2002, respectively. The increase in gross profit from the three months ended June 30, 2002 to the three months ended June 29, 2003 is primarily attributable to higher net revenues during the three months ended June 29, 2003. The decrease in gross profit percentage can be attributed to the sale of a higher percentage of previously reserved products during the three months ended June 30, 2002.

     Excluding revenue from the sale of previously reserved products, our gross profit and gross profit percentage was $31.1 million and 43.9% and $16.4 million and 41.7% for the three months ended June 29, 2003 and June 30, 2002, respectively. The increase in gross profit percentage can be attributed to product mix. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, and changes in product and customer mix.

     We have approximately $2.0 million in our sales backlog for the three months ended September 28, 2003 for products in inventory which are fully reserved. The sale of these fully reserved products will increase our gross profit percentage when sold.

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

     Our research and development expenses decreased 32.1% to $24.3 million in the three months ended June 29, 2003 from $35.8 million in the three months ended June 30, 2002. Included in research and development expenditures for the three months ended June 29, 2003 and June 30, 2002 is $2.8 million and $5.4 million, respectively, of non-cash compensation. The decrease in non-cash compensation resulted from a decline in amortization of deferred compensation resulting from the restructuring and reorganization plans. Excluding the non-cash compensation, research and development expenditures decreased 28.9%. Research and development expenses represented 32.7% (29.0% excluding non-cash compensation) and 78.0% (66.0% excluding non-cash compensation) of net revenues for the three months ended June 29, 2003 and June 30, 2002, respectively. The $11.5 million decrease in research and development expenses from the three months ended June 30, 2002 to the three months ended June 29, 2003 is primarily attributable to the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $5.5 million and facility related fixed costs by approximately $1.6 million. Our non-cash compensation decreased by approximately $2.7 million. The presentation of research and development expenses excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our research and development expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures.

     Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related expenses for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense decreased 24.3% to $9.9 million in the three months ended June 29, 2003 from $13.1 million for the three months ended June 30, 2002. Included in selling, general and administrative expenses for the three months ended June 29, 2003 and June 30, 2002 is $0.9 million and $0.6 million, respectively, of non-cash compensation. Excluding non-cash compensation, selling, general and administrative expenses decreased 28.1%. Selling, general and administrative expense represented 13.3% (12.1% excluding non-cash compensation) and 28.5% (27.2% excluding non-cash compensation) of net revenues for the three months ended June 29, 2003 and June 30, 2002, respectively. The $3.2 million decrease in selling, general and administrative expenses from the three months ended June 30, 2002 to the three months ended June 29, 2003 resulted from the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $2.5 million. The presentation of selling, general and administrative expense excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our selling, general and administrative expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures.

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

     Restructuring and Other Charges. We recorded restructuring and other charges during the three months ended June 29, 2003 of $1.1 million (together with the restructuring and other charges recorded during the three months ended March 30, 2003, referred to as the "2003 Restructuring Charge"). The charges primarily relate to the proposed settlement of real estate tax liabilities associated with the facility held for sale, net of adjustments to previously recorded charges in the amount of approximately $0.5 million. We review the estimated costs and assumptions periodically and reflect the effects of revisions in the period that they occur.

     Impairment of goodwill and other acquired intangible assets. During the three months ended June 30, 2002, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets, based upon the amount by which the carrying amount of these assets exceeded their fair value. We performed the assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions as a result of events that occurred during the three months ended June 30, 2002, including the sale of our video compression business, significant negative industry and economic trends affecting our operations and expected future sales, and the general decline in the valuations of technology company stocks, including our own stock. The assessment was performed pursuant to SFAS No. 144 and SFAS No. 142. Of the total charge, $458.3 million related to goodwill and $35.3 million related to other identifiable intangible assets. Fair value was determined based on market value, including a review of the discounted future cash flows.

     Interest and Other Income, Net. Interest income for the three months ended June 29, 2003 was $2.5 million, offset by interest expense of $2.0 million, resulting in net interest income of $0.5 million. Interest income for the three months ended June 30, 2002 was $3.9 million, net of interest expense of $2.1 million, resulting in net interest income of $1.8 million. The decrease in net interest income is attributable to the decrease in our cash and investments as compared to June 30, 2002 and lower rates of return.

     Provision (benefit) for Income Taxes. We recorded a current provision for income taxes of $0.3 million and $0.0 million during the three months ended June 29, 2003 and June 30, 2002, respectively. The current provision recorded reflects an effective tax rate of 4.0% and 0.0% for the three months ended June 29, 2003 and June 30, 2002, respectively. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance.

     Discontinued Operations. During the three months ended June 29, 2003, we committed to a plan and closed an international research and development component. During the three months ended June 30, 2002, we committed to a plan and disposed of our video compression and EmWeb businesses (collectively with the international research and development component, the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses have been presented separately in the our statements of operations for all periods presented, prior to the disposition of those businesses or entities.

Results of Operations for the six months ended June 29, 2003 and June 30, 2002

     Net Revenues. Our net revenues increased by 9.7% to $143.1 million during the six months ended June 29, 2003 from $130.3 million in the six months ended June 30, 2002. The increase in net revenues was primarily due to an increase in the number of ports sold, offset by declining average selling prices as compared to the six months ended June 30, 2002. Included in net revenues for the six months ended June 30, 2002 was approximately $3.5 million of fees associated with the resolution of previous customer purchase commitments.

     Cost of Sales and Gross Profit.

     The following table presents gross profit and gross profit percentage including and excluding the impact of revenue from previously reserved products and cancellation revenue for the periods presented. Gross profit and gross profit percentage excluding the impact of such revenue are non-GAAP financial measures. We have included such information because such information is not readily obtainable from the other financial information provided and because management believes such information provides useful information about our gross profit margin for our non-reserved products. The presentation of any non-GAAP financial measures in this report are intended to supplement, not replace, the related GAAP measures.

                                                     For the six months ended
                                                 June 29, 2003     June 30, 2002
                                                 -------------     -------------
Net product revenue                                  $131.6           $118.6
Net product revenue from previously
reserved products                                      11.5              8.2
Cancellation revenue                                     -               3.5
                                                      -----            -----
Total revenue                                         143.1            130.3
Cost of goods sold                                     74.3             60.1
                                                      -----            -----
Gross profit                                          $68.8            $70.2
                                                      -----            -----
Gross profit %                                         48.1%            53.9%
                                                      -----            -----
Gross profit excluding revenue from
previously reserved products and
cancellation revenue (non-GAAP)                       $57.3            $58.4
                                                      -----            -----
Gross profit % excluding revenue from
previously reserved products and
cancellation revenue (non-GAAP)                        43.5%            49.2%
                                                      -----            -----

     Our gross profit decreased by 2.0% to $68.8 million in the six months ended June 29, 2003 from $70.1 million in the six months ended June 30, 2002. Our gross profit percentage was 48.1% and 53.9% in the six months ended June 29, 2003 and June 30, 2002, respectively. The decrease in gross profit from the six months ended June 30, 2002 to the six months ended June 29, 2003 is primarily attributable to a higher gross profit percentage on revenues during the six months ended June 30, 2002. The decrease in gross profit percentage can be attributed to a decrease in the average selling price of our products, which exceeded product cost reductions.

     Excluding revenue from the sale of previously reserved products and cancellation revenue, our gross profit and gross profit percentage was $57.3 million and 43.5% and $58.4 million and 49.2% for the six months ended June 29, 2003 and June 30, 2002, respectively. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, and changes in product and customer mix.

     Research and Development. Our research and development expenses decreased 45.5% to $47.0 million in the six months ended June 29, 2003 from $86.2 million in the six months ended June 30, 2002. Included in research and development expenditures for the six months ended June 29, 2003 and June 30, 2002 is $5.5 million and $20.8 million, respectively, of non-cash compensation. The decrease in non-cash compensation resulted from (i) an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technologies, which resulted in a non-cash charge during the six months ended June 30, 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time we agreed to the acceleration and (ii) a decline in amortization of deferred compensation resulting from the restructuring and reorganization plans. Excluding the non-cash compensation, research and development expenditures decreased 36.6%. Research and development expenses represented 32.8% (29.0% excluding non-cash compensation) and 66.2% (50.2% excluding non-cash compensation) of net revenues for the six months ended June 29, 2003 and June 30, 2002, respectively. The $39.2 million decrease in research and development expenses from the six months ended June 30, 2002 to the six months ended June 29, 2003 is primarily attributable to the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $14.5 million and facility related fixed costs by approximately $3.8 million. Our non-cash compensation decreased by approximately $15.3 million, including the $8.0 million non-cash charge described above. The presentation of research and development expenses excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our research and development expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures.

     Selling, General and Administrative. Our selling, general and administrative expense decreased 30.4% to $19.7 million in the six months ended June 29, 2003 from $28.3 million for the six months ended June 30, 2002. Included in selling, general and administrative expenses for the six months ended June 29, 2003 and June 30, 2002 is $1.8 million and $1.4 million, respectively, of non-cash compensation. Excluding non-cash compensation, selling, general and administrative expenses decreased 33.5%. Selling, general and administrative expense represented 13.8% (12.5% excluding non-cash compensation) and 21.7% (20.6% excluding non-cash compensation) of net revenues for the six months ended June 29, 2003 and June 30, 2002, respectively. The $8.6 million decrease in selling, general and administrative expenses from the six months ended June 30, 2002 to the six months ended June 29, 2003 resulted from the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $6.5 million. The presentation of selling, general and administrative expense excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our selling, general and administrative expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures.

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

     Restructuring and Other Charges. We recorded restructuring and other charges during the six months ended June 29, 2003 of $1.2 million. The charges primarily relate to the proposed settlement of real estate tax liabilities associated with the facility held for sale, net of adjustments to previously recorded charges in the amount of approximately $0.5 million. We review the above estimated costs and assumptions periodically and reflect the effects of revisions in the period that they occur.

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

     The table below presents the liabilities associated with the 2002 Restructuring Charge as of December 31, 2002 and June 29, 2003, respectively, including payments and adjustments made during the six months ended June 29, 2003, and the 2003 Restructuring Charge:


                                                 December 31, 2002                                                June 29, 2003
                                                   Restructuring            2003 Restructuring     Cash           Restructuring
(in thousands)                                      Liability                   Charges          Payments           Liability
                                                    ---------                   -------          --------           ---------
Workforce reduction                                    $6,794                    ($489)         ($5,398)                $ 907
Facilities consolidation                               28,818                    1,687           (4,115)               26,390
Other Charges                                             774                        -             (162)                  612
                                                      -------                    ------         --------              -------
Total Charges                                         $36,386                    $1,198         ($9,675)              $27,909
                                                      =======                    ======         ========              =======

     Impairment of goodwill and other acquired intangible assets. During the six months ended June 30, 2002, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets, based upon the amount by which the carrying amount of these assets exceeded their fair value. We performed the assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions as a result of events that occurred during the six months ended June 30, 2002, including the sale of our video compression business, significant negative industry and economic trends affecting our operations and expected future sales, and the general decline in the valuations of technology company stocks, including our own stock. The assessment was performed pursuant to SFAS No. 144 and SFAS No. 142. Of the total charge, $458.3 million related to goodwill and $35.3 million related to other identifiable intangible assets. Fair value was determined based on market value, including a review of the discounted future cash flows.

     Interest and Other Income, Net. Interest income for the six months ended June 29, 2003 was $5.2 million, offset by interest expense of $4.0 million, resulting in net interest income of $1.2 million. Interest income for the six months ended June 30, 2002 was $7.8 million, net of interest expense of $4.1 million, resulting in net interest income of $3.7 million. The decrease in net interest income is attributable to the decrease in our cash and investments as compared to June 30, 2002 and lower rates of return.

     Provision (benefit) for Income Taxes. We recorded a current provision for income taxes of $0.5 million and a deferred benefit of $0.9 million during the six months ended June 29, 2003, resulting in a net tax benefit of $0.4 million. The deferred benefit resulted from the recognition of credits for investment in research in a foreign jurisdiction. The net benefit recorded reflects an effective tax rate of 4.5% for the six months ended June 29, 2003. The primary differences between the effective rate and the statutory rate of 35.0% relate to changes in the valuation allowance and the recognition of credits for investment in research in a foreign jurisdiction. During the six months ended June 30, 2002, we recorded a current provision for income taxes of $0.3 million. The current provision recorded reflects an effective tax rate of less than 1.0% for the six months ended June 30, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance.

     Discontinued Operations. During the three months ended June 29, 2003, we committed to a plan and closed an international research and development component. During the three months ended June 30, 2002, we committed to a plan and disposed of our video compression and EmWeb businesses (collectively with the international research and development component, the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses have been presented separately in our statements of operations for all periods presented, prior to the disposition of those businesses or entities.

     The results of discontinued operations, for the periods presented, prior to disposition, are as follows:

                                  Three Months          Three  Months           Six Months              Six Months
                                      Ended                 Ended                  Ended                   Ended
(in thousands)                    June 29, 2003         June 30, 2002          June 29, 2003           June 30, 2002
                                  -------------         -------------          -------------           -------------
Net loss from operations of
discontinued businesses:

Video compression                       $    -                $(2,366)            $     -                    $(3,168)
EmWeb                                        -                   (443)                  -                       (871)
International research and
   development component                  (451)                (2,508)             (2,038)                    (5,035)
                                          -----                -------             -------                    -------
Net loss from operations of
   discontinued businesses                (451)                (5,317)             (2,038)                    (9,074)

Net loss on sale/closure of             (6,652)                (3,887)             (7,236)                    (3,887)
   businesses                           -------                -------             -------                    -------

Net loss from discontinued             $(7,103)               $(9,204)            $(9,274)                  $(12,961)
   operations                          ========               ========            ========                  =========


     The net loss on closure of the international research and development component during the three and six months ended June 29, 2003, of $6.7 million and $7.2 million, respectively, was determined as follows:

                                          Three months ended    Six months ended
(in thousands)                               June 29, 2003        June 29, 2003
                                             -------------        -------------
Workforce related                                     $1,503              2,087
Facilities related                                     1,000              1,000
Asset impairment                                       2,001              2,001
Other closing costs and charges                        2,148              2,148
                                                      ------              -----
Net loss on closure of international
   research and development component                 $6,652             $7,236
                                                      ======             ======

     The net loss from the sale of the video compression business during the three and six months ended June 30, 2002 of $3.9 million was determined as follows:

(in thousands)
Purchase price:
   Note receivable from Conexant Systems, Inc.   $21,000
   Conexant Systems, Inc. common stock and
   minimum price guarantee                        15,000
                                                -------
Total purchase price                                             36,000

   Net book value of assets and liabilities sold                 (5,537)
   Allocation of goodwill to video compression business         (32,100)
   Accrued transaction costs                                     (2,250)
                                                                 -------
Net loss on sale                                                $(3,887)
                                                                ========

     Revenues related to the Discontinued Businesses, for the periods presented, are as follows:

                                  Three Months          Three  Months           Six Months              Six Months
                                      Ended                 Ended                  Ended                   Ended
(in thousands)                    June 29, 2003         June 30, 2002          June 29, 2003           June 30, 2002
                                  -------------         -------------          -------------           -------------
Revenues:
Video compression                       $    -                $2,033               $    -                    $4,002
EmWeb                                        -                   165                    -                       443
International research and
   development component                     -                     -                    -                         -
                                        -------              -------               -------                   ------
Total revenues                          $    -                $2,198               $    -                    $4,445
                                        =======              =======               =======                   ======

Liquidity and Capital Resources

     Total assets at June 29, 2003 were $709.2 million, a decrease of $13.7 million, or 1.9% from December 31, 2002 total assets of $723.0 million. The decrease from December 31, 2002 is primarily a result of the loss incurred during the six months ended June 29, 2003, including continued amortization of intangible assets from our acquisitions and other non-cash charges.

     At June 29, 2003, we had $322.0 million in cash and cash equivalents and short-term marketable securities and working capital of $307.3 million. Additionally, we had $206.7 million in long-term marketable securities at June 29, 2003. At December 31, 2002, we had $297.3 million in cash and cash equivalents and short-term marketable securities and working capital of $270.7 million. Additionally, we had $230.8 million of long-term marketable securities at December 31, 2002.

     Net cash used in operating activities was $2.0 million in the six months ended June 29, 2003, compared to net cash used in operating activities of $29.3 million in the six months ended June 30, 2002. The net cash used in operating activities during the six months ended June 29, 2003 was a result of net cash provided by operations, net of working capital changes and restructuring and other payments. The net cash used during the six months ended June 30, 2002 was primarily due to the net loss from operations during the six months ended June 30, 2002.

     Net cash provided by investing activities was $44.0 million during the six months ended June 29, 2003. The net cash provided by investing activities was primarily related to a net decrease of $49.0 in our short and long-term marketable securities from December 31, 2002, net of cash paid for accrued acquisition related costs of $4.1 million and capital expenditures of $0.9 million. Net cash used in investing activities during the six months ended June 30, 2002 was primarily related to the purchase of a facility for $34.9 million, purchases of property and equipment of $4.6 million and cash paid for accrued acquisition related costs of $4.8 million, offset by net proceeds on marketable securities of $33.6 million.

     Net cash provided by financing activities was $8.3 million and $3.8 million during the six months ended June 29, 2003 and June 30, 2002, respectively, primarily consisting of proceeds from the issuance of common stock through the employee stock purchase plan and the exercise of stock options for both periods presented and the repayment of an employee note receivable during the six months ended June 29, 2003, net of payments related to capital leases.

     We lease certain facilities for office and research and development activities under agreements that expire at various dates through 2021. Minimum required future lease payments under our capital and operating leases at June 29, 2003 are as follows:

                                                                               Operating Leases
                                                                                  Included in
                                           Capital      Operating              Restructuring and
(in thousands)                             Leases        Leases                   Discontinued
                                           ------        ------                    Operations
                                                                                   ----------
Years Ended December 31,
2003                                       $103           $1,992                      $5,551
2004                                          7            3,885                       9,899
2005                                          6            3,554                       8,773
2006                                          -            3,469                       7,468
2007                                          -            3,545                       6,237
Thereafter                                    -            25,463                      4,057
                                           -----          -------                    -------
      Total minimum lease payments         $116           $41,908                    $41,985
                                                          =======                    =======
Less: amount representing interest          (19)
                                           -----
Present value of net minimum lease payments  97

Less: current portion                       (91)
                                           -----
Long term capital lease obligations        $  6
                                           =====


     Approximately $10.3 million of the operating lease commitments is payable in periods beyond ten years. As of June 29, 2003, we had facility related restructuring reserves of $37.9 million.

     On July 15, 2003, we announced an agreement to purchase the Wireless Networking Product Group of Intersil Corporation ("Intersil") for $365.0 million in cash and common stock. Pursuant to the Asset Purchase Agreement dated July 15, 2003 by and between GlobespanVirata and Intersil, we have agreed to pay Intersil $250.0 million in cash and $115.0 million of common stock subject to a collar on our common stock price of between $7.4375 and $10.0625.

     On May 11, 2001, we sold $130.0 million aggregate principal amount of 5 1/4% Convertible Subordinated Notes due 2006 in a private placement through an initial purchaser to qualified institutional buyers in accordance with Rule 144A under the Securities Act. These notes are unsecured obligations of our company and have a maturity date of May 15, 2006. Interest on the notes is payable semi-annually.

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

     As of June 29, 2003, we could purchase up to an additional $54.6 million of our common stock under our previously announced $100.0 million stock buyback program, which was authorized in June 2002. Additional purchases of our common stock may be made from time to time in the open market or in privately negotiated transactions, depending on market conditions. We will determine the timing and amount of any shares to be repurchased based on our evaluation of market conditions, applicable legal requirements and other factors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 29, 2003, substantially all of our short-term investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of June 29, 2003, in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 29, 2003 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

     As previously reported, the Company has been involved in a dispute with Texas Instruments over a group of patents (and related foreign patents) that Texas Instruments believes are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, the Company filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the "Defendants") in the U.S. District Court of New Jersey. The Company's complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants' patents relating to ADSL technology are unenforceable, invalid and/or not infringed by the Company's products. The Company is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants' ADSL patents are invalid, unenforceable, void, and/or not infringed by the Company and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against the Company and its customers.

     The Company expects that the Defendants will bring a counterclaim alleging infringement of certain of their ADSL patents. Although the Company believes that it has strong arguments in favor of its position in this dispute, it can give no assurance that it will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to the Company, it could be held responsible for the payment of damages and/or have the sale of its products stopped by an injunction, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also a subject to various other inquiries or claims in connection with intellectual property rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. The Company can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to it or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company. In addition, the Company is involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Number Description

     31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     The following reports were filed or furnished to the Commission:

DATE OF REPORT                          ITEM REPORTED ON

April 22, 2003                          Press Release issued by GlobespanVirata
                                        containing financial results of the
                                        Company for the three months ended
                                        March 30, 2003.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                             GLOBESPANVIRATA, INC.
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GLOBESPANVIRATA, INC.



Date: July 30, 2003                By:/s/ ROBERT MCMULLAN
                                      ------------------------
                                   Robert McMullan
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)