Form 10-Q
period 2003-09-28
GLOBESPANVIRATA INC
filed 2003-11-12
CIK 1081197

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   Form 10-Q


|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                    For the quarter ended September 28, 2003


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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

       Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No ___.

       The number of shares outstanding of the Registrant's Common Stock as of November 4, 2003 was 149,206,643.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GlobespanVirata, Inc.

                                     INDEX

                                                                        Page No.

Part I.  Financial Information


     Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of September 28, 2003 and December
            31, 2002...........................................................2

     Condensed Consolidated Statements of Operations for the Three and Nine
            Months Ended September 28, 2003 and September 29, 2002.............3

     Condensed Consolidated Statements of Cash Flows for the Three and Nine
            Months Ended September 28, 2003  and September 29, 2002............4

     Notes to Condensed Consolidated Financial Statements......................5

     Item 2.  Management's Discussion and Analysis of Consolidated Financial
            Condition and Results of Operations...............................17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......28

     Item 4.  Controls and Procedures.........................................28

Part II. Other Information

     Item 1. Legal Proceedings................................................29

     Item 6. Exhibits and Reports on Form 8-K.................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                              GlobespanVirata, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                       September                  December
                                                       28, 2003                   31, 2002
                                                       ---------                  --------
ASSETS
Current Assets:
  Cash and cash equivalents                             $79,929                   $183,234
  Investments - marketable securities                    15,976                    114,065
  Accounts receivable, less allowance
    for doubtful accounts of $1,883 and
    $1,886, respectively                                 68,455                     34,058
  Inventories, net                                       48,325                     23,932
  Deferred income taxes                                   9,024                     16,786
  Prepaid expenses and other current assets              28,327                     22,079
                                                        -------                    -------
Total current assets                                    250,036                    394,154
Property and equipment, net                              24,733                     21,405
Facility held for sale                                   24,987                     24,987

Intangible assets, net                                  323,734                     39,087

Investments - marketable securities                     167,825                    230,758
                                                        -------                    -------
Other assets                                             13,518                     12,599
                                                        -------                    -------
Total assets                                           $804,833                   $722,990
                                                       ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                      $30,867                    $20,717
  Restructuring and reorganization liabilities           36,057                     52,486
  Accrued expenses and other liabilities                 48,591                     32,825
  Payroll and benefit related liabilities                13,671                     16,262
  Current portion of capital lease obligations                5                      1,156
                                                        -------                    -------
Total current liabilities                               129,191                    123,446
Other long-term liabilities                               2,934                      2,904

Convertible subordinated note                           130,000                    130,000
Deferred income taxes                                     9,024                     16,786
Capital lease obligations, less current portion               5                         12
                                                        -------                    -------
Total liabilities                                       271,154                    273,148
                                                        -------                    -------
Stockholders' equity

  Preferred stock                                           -                         -
  Common stock                                              163                        142
  Treasury stock - 13,523,530 shares                    (45,373)                   (45,373)
  Stock purchase warrants                                     1                          1
  Notes receivable from stock sales                     (4,020)                     (5,231)
  Additional paid in capital                          1,832,306                  1,711,664
  Deferred stock compensation                           (4,584)                    (15,613)
  Accumulated deficit                               (1,246,893)                 (1,198,939)

  Accumulated other comprehensive income                 2,079                       3,191
                                                    ----------                   ---------
Total stockholders' equity                             533,679                     449,842
                                                    ----------                   ---------
Total liabilities and stockholders' equity           $ 804,833                   $ 722,990
                                                    ==========                   =========


   The accompanying notes are an integral part of these financial statements.

                             GlobespanVirata, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (unaudited, in thousands, except per share data)



                                                   For The Three Months Ended            For The Nine Months Ended
                                                 September 28,     September 29,        September 28,    September 29,
                                                     2003              2002                   2003           2002
                                                 -------------     -------------        ------------     ------------
Net revenues                                      $   98,792        $   47,391           $   241,847      $  177,738

Cost of sales                                         53,573            25,638               127,874          85,800
                                                     -------           -------               -------         -------
Gross Profit                                          45,219            21,753               113,973          91,938
                                                     -------           -------               -------         -------
Operating expenses:
   Research and development (including non-cash       29,675            30,146                76,666         116,395
     compensation of $2,757 and $8,271 for the three
     and nine months ended September 28, 2003,
     respectively, and $3,796 and $24,618 for
     the three and nine months ended September 29,
     2002, respectively).
   Selling, general and administrative (including     11,892            11,382                31,598          39,677
     non-cash compensation of $919 and $2,757
     for the three and nine months ended September
     28, 2003, respectively and $422 and $1,847
     for the three and nine months ended
     September 29, 2002, respectively).
   IP litigation support costs                           498               --                    498             --
   Amortization of intangible assets                   7,817             5,616                17,740          27,289
   Restructuring and other charges                       --              4,450                 1,198          20,200
   Impairment of goodwill and other acquired
     intangible assets                                   --                --                    --          493,620
   In process research and development                26,000               --                 26,000             --
                                                      ------            ------               -------         -------
     Total operating expenses                         75,882            51,594               153,700         697,181
                                                      ------            ------               -------         -------
Loss from operations                                 (30,663)          (29,841)              (39,727)       (605,243)

Interest (income) expense, net                           343            (1,337)                 (852)         (5,015)
                                                      ------            ------               -------         -------
Loss from continuing operations before income taxes  (31,006)          (28,504)              (38,875)       (600,228)
Provision (benefit) for income taxes                     250               --                   (195)            260
                                                      ------            ------                ------         -------
Net Loss from continuing operations                  (31,256)          (28,504)              (38,680)       (600,488)
Discontinued operations
  Net loss from operations of discontinued businesses    --             (2,712)               (9,274)        (15,673)
                                                      ------            ------                ------         -------
Net Loss                                            $(31,256)          (31,216)              (47,954)       (616,161)
                                                     -------            ------                ------         -------
Other comprehensive (gain) loss:
  Unrealized (gain) loss on marketable securities        757              (747)                1,431          (1,522)
  Foreign currency translation (gain) loss              (196)             (636)                 (319)           (750)
                                                     -------            ------                ------         -------
Comprehensive loss                                  $(31,817)          (29,833)              (49,066)       (613,889)
                                                    ========            ======                ======         =======
Basic and diluted loss per share:
  Net loss from continuing operations               $  (0.23)          $ (0.21)              $ (0.29)        $ (4.35)
  Net loss from discontinued operations                  --              (0.02)                (0.07)          (0.11)
                                                    --------           -------               -------         -------
  Net Loss                                          $  (0.23)            (0.23)                (0.36)          (4.46)
                                                    ========           =======               =======         =======
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted loss per share                             138,496           133,701               133,097         138,134
                                                    --------           -------               -------         -------

   The accompanying notes are an integral part of these financial statements.

                             GlobespanVirata, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited, in thousands)

                                                            Nine Months Ended
                                                   -----------------------------------
                                                    September 28,        September 29,
                                                        2003                  2002
                                                   -----------------------------------
Cash flow used in operating activities:
Net loss                                              $ (47,954)         $ (616,161)
Adjustments to reconcile net loss to cash
  used in operating activities:
   Restructuring and other charges                      (10,713)             11,404
   Tax benefit related to investment credits
     for research in a foreign jurisdiction                (945)                -
   Non-cash compensation expense                         11,029              26,465
   Depreciation and amortization                         10,052              12,982
   Amortization of intangible assets
    (including amortization of $- and $1,260
    related to discontinued operations for
    the nine months ended September 28, 2003 and
    September 29, 2002, respectively)                    17,740              28,550
   Impairment of goodwill and other acquired
    intangible assets                                                       493,620
   Discontinued operations                                6,672                 -
   Net loss on sale of video compression business           -                 3,887
   In-process research and development                   26,000                 -
   Changes in assets and liabilities, net of
     the effect of acquisitions and divestitures:
     Increase in accounts receivable                    (34,397)             (7,213)
     Decrease in inventory                               10,913               6,595
     Increase in prepaids and other assets               (3,432)             (1,927)
     Increase (decrease) in accounts payable             10,150              (3,349)
     Decrease in accrued expenses and other liabilities (13,238)            (17,423)
                                                        --------            --------
   Net cash used in operating activities                (18,123)            (62,570)
                                                        --------            --------
Cash flow provided by (used in) investing activities:
Purchases of property and equipment                      (1,642)             (4,866)
Cash paid for acquisition of Wireless Group            (249,925)                 -
Purchase of facility                                         -              (34,902)
Cash paid for accrued acquisition related costs          (5,422)             (8,705)
Cash received from the sale of the video
   compression business                                      -               21,000
Proceeds from sale/maturity of marketable securities     317,740            434,102
Purchases of marketable securities                      (156,718)          (394,020)
                                                        ---------          ---------
  Net cash provided by (used in) investing activities    (95,967)            12,609
                                                        ---------          ---------
Cash flow provided by (used in) financing activities:
Proceeds from issuance of convertible subordinated
   notes, net of offering costs                               -                  -
Proceeds received from exercise of stock options
   and employee stock purchase plan                       12,133              7,708
Proceeds from repayment of notes receivable                1,211                 -
Repurchase of common stock                                    -             (39,711)
Repayments of capital lease obligations                   (1,158)            (3,217)
                                                        ---------           --------
  Net cash provided by (used in) financing activities     12,186            (35,220)
                                                        ---------           --------
Effect of exchange rates on cash and cash equivalents     (1,401)               (38)
                                                        ---------           --------
Net decrease in cash and cash equivalents               (103,305)           (85,219)
Cash and cash equivalents at beginning of period         183,234            269,586
                                                        ---------           --------
Cash and cash equivalents at end of period              $ 79,929           $184,367
                                                        =========          =========


Supplemental non-cash disclosures - Refer to Note 3
   The accompanying notes are an integral part of these financial statements.
                                                                               4

                             GlobespanVirata, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Basis of Presentation

     GlobespanVirata ("GlobespanVirata" or the "Company") is a leading provider of integrated circuits and software for broadband communications solutions for consumer, enterprise, personal computer and service provider markets. GlobespanVirata delivers complete system-level high-speed, cost-effective and flexible DSL and wireless networking chip sets, software and reference designs to leading global manufacturers of broadband access and wireless networking equipment. The Company's products include broadband system-level solutions for modems, routers, residential gateways, and DSLAMs, as well as a wide variety of wireless networking chip sets and reference designs that are enabling a new generation of wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of GlobespanVirata and all of its wholly-owned subsidiaries, including the results of acquired businesses from their effective dates (See Note 3). All intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

     Revenue from product sales is recognized upon shipment to the customer, when the risk of loss has been transferred to the customer, price and terms are fixed, and when no significant vendor obligations exist and collection of the resulting receivable is reasonably assured. Substantially all of the Company's revenue during the three and nine months ended September 28, 2003 were from product sales.

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

     As of September 28, 2003 and September 29, 2002, the Company had outstanding options, restricted stock and warrants to purchase an aggregate of
44.3 million and 44.8 million shares of common stock, respectively, which were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments. In addition, the Company has $130.0 million aggregate principal amount of convertible subordinated notes (the "Convertible Notes") which can be converted into common stock of the Company at a conversion price of $26.67 per share. The Convertible Notes were anti-dilutive to earnings per share for the three and nine months ended September 28, 2003 and September 29, 2002 and were therefore excluded from the calculation.

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

     Inventories at September 28, 2003 and December 31, 2002 consisted of the following:

    (in thousands)                    September 28, 2003     December 31, 2002
                                      ------------------     -----------------

    Work in process                         $20,189                $6,796
    Finished Goods                           68,449                65,041
    Reserve for excess and
      obsolete inventories                  (40,313)              (47,905)
                                            --------              --------
    Inventories                             $48,325               $23,932
                                           =========              ========

     The decrease in reserve for excess and obsolete inventories from December 31, 2002 to September 28, 2003 is primarily attributable to the sale of previously reserved inventory.

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

Intangibles Assets (See Note 3)

     Intangible assets at September 28, 2003 and December 31, 2002 consist of identifiable intangibles from acquired businesses over the fair value of net assets acquired, as follows (in thousands):

    (in thousands)                   September 28, 2003       December 31, 2002
                                     ------------------       -----------------

     Goodwill                              $187,239              $   -
     Core technology                        110,741                39,693
     Other identifiable intangibles          54,550                10,450
     Accumulated amortization
       - core technology                    (23,858)               (9,518)
     Accumulated amortization - other        (4,938)               (1,538)
                                            =======               =======
     Net intangible assets                 $323,734               $39,087
                                           ========               =======

     The intangible assets acquired are being amortized over periods ranging from two years to five years. Amortization expense related to intangible assets for the three and nine months ended September 28, 2003 was $7.8 million and $17.7 million, respectively and amortization expense related to intangible assets for the three and nine months ended September 29, 2002 was $5.6 million and $27.3 million respectively.

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

     Pursuant to an agreement reached on March 24, 2003, the Company recognized prior research credits of an acquired entity that were not previously recognized due to the uncertainty of their ultimate realization. These credits were related to investments in research in a foreign jurisdiction. Of the total amount agreed to of approximately $3.6 million, approximately $2.7 million relates to periods prior to the Company's acquisition of the entity and has been credited against intangible assets recorded from the acquisition. The remainder of the credits were recorded as an income tax benefit in the nine months ended September 28, 2003 (see Note 5). As of September 28, 2003, approximately $2.7 million of these amounts have been collected, approximately $0.4 million is recorded on the Company's balance sheet as a current asset and approximately $0.5 million is recorded on the Company's balance sheet as a non-current asset based upon expected collection dates.

     A reconciliation of the Company's goodwill from December 31, 2002 to September 28, 2003 is as follows (in thousands):

Goodwill at December 31, 2002                             $   -
WLAN Group acquisition                                     187,239
                                                           -------
Goodwill at September 28, 2003                            $187,239
                                                          ========

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


                                                  For the three months ended             For the nine months ended
(in thousands)                                   September 28,     September 29,       September 28,   September 29,
                                                    2003               2002                2003            2002
                                                 ------------      ------------        ------------    ------------

Net loss, as reported                              $(31,256)        $ (31,216)          $(47,954)      $ (616,161)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                              (32,541)          (28,808)           (97,593)         (86,424)
Pro forma net loss                                 $(63,797)        $ (60,024)         $(145,547)      $ (702,585)
                                                  =========         =========          ==========      ===========
Earnings per share basic and diluted as reported     $(0.23)         $  (0.23)            $(0.36)        $  (4.46)
                                                  =========         =========          ==========      ===========
Earnings per share basic and diluted pro forma       $(0.46)         $  (0.45)            $(1.09)        $  (5.09)
                                                  =========         =========          =========       ===========


     The following assumptions were used to determine the pro forma impact of accounting for stock options issued during the three and nine months ended September 28, 2003 and September 29, 2002 (1) risk-free interest rate of 2.5%
(2) dividend yield of 0.0% (3) expected life of four years and (4) volatility of 94.0% and 102.0%, respectively.

Product Warranties

    The Company provides purchasers of its products with certain warranties, generally twelve months, and records a related provision for estimated warranty costs at the date of sale. Such warranty costs have been immaterial to date.

Restructuring and Other Charges

     We have recorded restructuring and other charges during the nine months ended September 28, 2003 and the year ended December 31, 2002. These charges primarily relate to reductions in our workforce and the related impact on the use of facilities and asset impairments. The estimated charges are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the relevant periods, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. The Company reviews these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Advertising

     Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing, general and administrative expense to the extent the cash paid does not exceed the fair value of the advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction of revenue.

Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  Acquisitions

     On August 28, 2003, the Company acquired certain technology and employees of the Wireless Networking Products Group ("WLAN Group") of Intersil Corporation ("Intersil"). The WLAN Group is a leading supplier of high-speed wireless networking solutions, with the industry's longest history of WLAN development and deployment. The Company paid Intersil $250.0 million in cash and issued 15,462,185 shares of common stock valued at $107.3 million.

     The following is a summary of the consideration paid for the WLAN Group:

Cash                                               $250.0
Fair value of common stock issued                   107.3
Transaction costs                                     9.0
                                                    -----
Total purchase price                               $366.3
                                                   ======

     Pursuant to the terms of the asset purchase agreement, the Company and Intersil must agree on a post-closing purchase price adjustment based on changes in working capital of the WLAN Group, as defined. This post-closing purchase price adjustment is expected to be finalized during the fourth quarter of 2003 or the first quarter of 2004.

     In connection with the acquisition of the WLAN Group, the Company and Intersil entered into a transition services agreement, pursuant to which Intersil will continue to provide certain administrative services to the WLAN Group. The Company will pay Intersil approximately $1.0 million on a quarterly basis for these services. The Company has accrued $0.4 million as of September 28, 2003 related to the transition services agreement. The Company expects to discontinue use of the administrative services pursuant to the transition services agreement during the fourth quarter of 2003.

     The assets and liabilities of the WLAN Group were recorded at their estimated fair market value at the dates of the acquisition. The allocations were as follows:

Inventory                                             $ 35.3
Prepaid and other assets                                 2.5
Property and equipment                                  11.4
Identifiable intangible assets                         118.1
Goodwill                                               187.2
                                                       -----
      Subtotal                                         354.5
In process research and development                     26.0
Liabilities assumed                                    (14.2)
                                                       ------
     Total purchase price                             $366.3
                                                       ======

     The assets and liabilities recorded in connection with the purchase price allocations for the WLAN Group are based on preliminary estimates of fair values. Actual adjustments will be based on final values for tangible and intangible assets acquired and liabilities assumed and the post-closing purchase price adjustment.

     The acquisition of the WLAN Group was accounted for as a purchase and has been included in the Company's results of operations from the closing date. The excess of purchase price over the fair value of net assets acquired, reflected as identifiable intangible assets is being amortized on a straight-line basis over periods ranging from three to five years. As a result of the implementation of SFAS 142, entitled, "Goodwill and Other Intangible Assets," the excess of purchase price over the fair value of net assets acquired reflected as goodwill is no longer amortized on the statement of operations.

     The amount allocated to in process research and development ("IPR&D") of $26.0 million was expensed upon the acquisition of the WLAN Group, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisition:

     - the present value of the forecasted cash flows and income that were expected to result from the project;

     - the status of the project;

     - completion costs;

     - project risks;

     - the value of core technology; and

     - the stage of completion of the project.

     In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the projects. The determination of the value of IPR&D was based on efforts completed as of the date of the acquisition. The IPR&D projects were approximately 25% complete as of the acquisition date and are expected to be completed by the fourth quarter of 2004.

     The following unaudited pro forma information represents a summary of the results of operations as if the acquisition of the WLAN Group occurred on January 1, 2003 and 2002, respectively.

                        For the nine months ended      For the nine months ended
                         September 28, 2003               September 28, 2002

Revenue                       $363.4                             $ 353.6
Net loss                      $(95.0)                            $(649.9)
Net loss per common share     $(0.65)                            $ (4.23)

     The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2003 and 2002, respectively.

4.    Concentration of Risk and Customer Information

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments - marketable securities and trade receivables. At September 28, 2003 and December 31, 2002, five of the Company's customers accounted for $33.1 million (48.4%) and $26.1 million (76.8%) of net accounts receivable, respectively. Approximately 15.7% and 41.9% of the net accounts receivable at September 28, 2003 and December 31, 2002 is due from customers from whom the Company has collateralized payment arrangements through a letter of credit with a bank. From time to time, the Company settles letter of credit instruments with the bank prior to their due date. Fees associated with these transactions have been nominal for all periods presented.

     The Company's top ten customers accounted for $55.8 million (56.5%) and $30.3 million (62.0%) of the Company's net revenues during the three months ended September 28, 2003 and September 29, 2002, respectively. In the three months ended September 28, 2003 there were two customers who individually represented more than 10% of the Company's net revenues, collectively accounting for 20.5%, of the Company's net revenues. These customers were D-Link Corporation and Ambit Microsystems which accounted for 10.3% and 10.2%, respectively, of the Company's net revenues. In the three months ended September 29, 2002 there were two customers who individually represented more than 10% of the Company's net revenues, collectively accounting for 28.9%, of the Company's net revenues. These customers were Ambit Microsystems Corporation and D-Link Corporation which accounted for 16.5% and 12.4%, respectively, of the Company's net revenues.

     The Company's top ten customers accounted for $148.7 million (61.5%) and $99.4 million (55.9%) of the Company's net revenues during the nine months ended September 28, 2003 and September 29, 2002, respectively. In the nine months ended September 28, 2003 there were three customers who individually represented more than 10% of the Company's net revenues, collectively accounting for 36.1%, of the Company's net revenues. These customers were UTStarcom, Ambit Microsystems, and D-Link Corporation which accounted for 14.0%, 11.9 and 10.2%, respectively of the Company's net revenues. Ambit Microsystems Corporation accounted for 13.6% of the Company's net revenues during the nine months ended September 29, 2002.

    The Company's sales to overseas customers are predominantly denominated in U.S. dollars. Revenues by geographic region for the three and nine months ended September 28, 2003 and September 29, 2002 were as follows:

(in thousands)          For the three months ended     For the nine months ended
                        September        September     September       September
                        28, 2003          29, 2002     28, 2003         29, 2002
                        --------          --------     --------         --------
Net revenues
Asia                   $81,845            $41,849     $207,065         $128,773
North America           11,429              3,396       23,752           40,621
Europe                   5,512              2,103       10,829            8,297
Other                        6                 43          201               47
                       --------            -------     --------         --------
Total                  $98,792            $47,391     $241,847         $177,738
                       ========            =======     ========         ========


     The Company's revenue distribution by geographic region is determined based upon the location where its customers request products to be shipped, which are not necessarily indicative of the geographic region in which the customer's equipment is ultimately deployed.

5.   Income Taxes

     The Company recorded a current provision for income taxes of $0.3 million and $0.0 million during the three months ended September 28, 2003 and September 29, 2002, respectively. The current provision recorded reflects an effective tax rate of 0.8% and 0.0% for the three months ended September 28, 2003 and September 29, 2002, respectively. The difference between the effective rate and the statutory rate of 35.0% relates primarily to changes in the valuation allowance.

     The Company recorded a current provision for income taxes of $0.7 million and a deferred benefit of $0.9 million during the nine months ended September 28, 2003, resulting in a net tax benefit of $0.2 million. The deferred benefit resulted from the recognition of credits for investment in research in a foreign jurisdiction. The net benefit recorded reflects an effective tax rate of 0.5% for the nine months ended September 28, 2003. The primary differences between the effective rate and the statutory rate of 35.0% relate to changes in the valuation allowance and the recognition of credits for investment in research in a foreign jurisdiction. During the nine months ended September 29, 2002, the Company recorded a current provision for income taxes of $0.3 million. The current provision recorded reflected an effective tax rate of less than 1.0% for the nine months ended September 29, 2002. The difference between the effective rate and the statutory rate of 35.0% related primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance.

     The Company has provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability. As of September 28, 2003 and December 31, 2002, deferred tax assets are offset either by deferred tax liabilities or a valuation allowance. The investment in research tax credits recognized during the nine months ended September 28, 2003 have been recorded on the Company's balance sheets as other current and non-current assets.

6. Restructuring and Reorganization Liabilities

     The restructuring and reorganization liabilities reflect the remaining balances associated with the Company's reorganization plan, which resulted from the Company's merger with Virata Corporation ("Virata") in December of 2001, and other restructuring charges recorded by the Company during the years ended December 31, 2002 and the nine months ended September 28, 2003.

     The following table summarizes the status of the Company's restructuring and reorganization liabilities as of and for the nine months ended September 28, 2003:



                                         2003
                    December 31,     Restructuring                       Virata Merger           September
                       2002           Charges and           Cash            Related               28, 2003
(in thousands)      Liability         Adjustments         Payments        Adjustments            Liability
                    ---------         -----------         --------        -----------            ---------

Workforce reduction    $9,377             ($489)           ($8,159)          ($294)                $ 435
Facilities
  consolidation        42,335             1,687             (9,012)             -                 35,010
Other                     774                 -               (162)             -                    612
                      -------             -----             -------         -------               -------
Total                 $52,486            $1,198           ($17,333)          ($294)              $36,057
                      =======            ======           =========         =======              ========


     The Company recorded restructuring and other charges during the nine months ended September 28, 2003 of $1.2 million. The charges primarily relate to the proposed settlement of real estate tax liabilities associated with the facility held for sale, net of adjustments to previously recorded workforce charges in the amount of approximately $0.5 million.

     The Company reviews the above estimated costs and assumptions periodically and reflects the effect of revisions in the period that they occur. Revisions to estimated liabilities which arose as a result of the merger with Virata are reflected as a reduction of intangible assets and revisions to estimated liabilities that arose as a result of restructuring charges are reflected in the restructuring and other charges line item on the Company's statements of operations.

  7.   Related Party Transactions

     As of September 28, 2003 and December 31, 2002, Communication Partners, L.P. or other entities affiliated with Texas Pacific Group owned 4.6% and 11.7%, respectively, of the Company's outstanding stock.

     During the three and nine months ended September 28, 2003 the Company recorded product sales of $0.3 million and $0.8 million, respectively, related to goods sold to Paradyne Networks. During the three and nine months ended September 29, 2002 the Company recorded product sales of $0.2 million and $1.6 million, respectively, related to goods sold to Paradyne Networks. At September 28, 2003 and December 31, 2002 the Company had a receivable from Paradyne Networks in the amount of $0.2 million and $0.1 million.

     During the three and nine months ended September 29, 2002, the Company licensed certain technology related to subscriber line integrated circuit products from Legerity, Inc. ("Legerity"), a provider of analog/mixed-signal integrated circuits for wireline voice and data networks in exchange for $0.8 million. Dipanjan Deb, a director of the Company, is a partner of an investment firm that is a controlling stockholder of Legerity and is also a director of Legerity.

8.   Discontinued Operations

     During the nine months ended September 28, 2003, management of the Company committed to a plan and closed an international research and development component. During the nine months ended September 29, 2002, management of the Company committed to a plan and disposed of its video compression and EmWeb businesses (collectively with the international research and development component, the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFAS No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses have been presented separately in the Company's statements of operations for all periods presented, prior to the disposition of those businesses or entities.

     The results of discontinued operations, for the periods presented, prior to disposition, are as follows:

                                             Nine months         Nine months
                                                Ended               Ended
(in thousands)                           September 28, 2003   September 29, 2002
                                         ------------------   ------------------

Net  loss from operations of
  discontinued businesses:
Video compression                              $   -                   $(3,168)
EmWeb                                              -                      (871)
International research and
  development component                         (2,038)                 (7,747)
                                                -------                 -------
Net loss from operations of
  discontinued businesses                     $ (2,038)               $(11,786)
Net loss on sale/closure of
  businesses                                    (7,236)                 (3,887)
                                                -------                 -------
Net loss from discontinued
  operations                                   $(9,274)               $(15,673)
                                               ========               =========

     The net loss on closure of the international research and development component during the nine months ended September 28, 2003, of $7.2 million was determined as follows:


                                             Nine months ended
(in thousands)                               September 28, 2003
                                             ------------------
Workforce related                                  $2,087
Facilities related                                  1,000
Asset impairment                                    2,001
Other closing costs and charges                     2,148
                                                    -----
Net loss on closure of international
research and development component                 $7,236
                                                   ======

     The net loss from the sale of the video compression business during the nine months ended September 29, 2002 of $3.9 million was determined as follows:

(in thousands)
Purchase price:
   Note receivable from Conexant Systems, Inc.                  $21,000
   Conexant Systems, Inc. common stock and minimum
      price guarantee                                            15,000
                                                         ---------------
Total purchase price                                                    36,000

   Net book value of assets and liabilities sold                        (5,537)
   Allocation of goodwill to video compression business                (32,100)
   Accrued transaction costs                                            (2,250)
                                                                        -------

Net loss on sale                                                       $(3,887)
                                                                       --------


     Revenues related to the Discontinued Businesses, for the periods presented, are as follows:

                                                  Nine months     Nine months
                                                     Ended           Ended
(in thousands)                                  September 28,     September 29,
                                                    2003              2002
                                                ------------      ------------
Revenues:
Video compression                                     $-           $ 4,002
EmWeb                                                  -               443
International research and development component       -                 -
                                                    ======          ======
Total revenues                                        $-           $ 4,445
                                                    ======          ======

9.   Commitments and Contingencies

     Texas Instruments, Inc. As previously reported, the Company has been involved in a dispute with Texas Instruments over a group of patents (and related foreign patents) that Texas Instruments believes are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, the Company filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and

Stanford University OTL, LLC (collectively, the "Defendants") in the U.S. District Court of New Jersey. The Company's complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants' patents relating to ADSL technology are unenforceable, invalid and/or not infringed by the Company's products. The Company is seeking, among other things, (i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants' ADSL patents are invalid, unenforceable, void, and/or not infringed by the Company and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against the Company and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied the Company's claims and filed counterclaims against the Company alleging that the Company has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages from alleged past infringement and to enjoin the Company from continuing to use the Defendant's ADSL patents. Although the Company believes that it has strong arguments in favor of its position in this dispute, it can give no assurance that it will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to the Company, it could be held responsible for the payment of damages and/or have the sale of certain of its products stopped by an injunction, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Agere Systems, Inc. On October 17, 2002, Agere Systems, Inc. ("Agere") filed suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes certain of its U.S. patents. Intersil has counterclaimed against Agere for infringement of certain patents, some of which are now owned by the Company and licensed to Intersil for purposes of the suit. The parties have filed a stipulated order adding the Company as a party to the suit. On July 22, 2003, Agere filed a separate suit against Intersil in the District Court of Delaware alleging that Intersil infringes certain additional U.S. Patents. The Company expects that it will be named as a defendant in the action. The Company has the benefit of an indemnity from Intersil limiting its liability for monetary damages related to these suits, but the possibility exists that the court could issue an injunction against future affected sales of certain of the Company's wireless products. The Company believes that the above litigation will not have a material adverse effect on its business, financial condition, and results of operations.

     On October 30, 2002, Intersil and certain of its affiliated companies filed a suit against Agere in the United States District Court for the District of Philadelphia alleging that Agere misappropriated certain Medium Access Control Wireless Local Area Network ("WLAN") technology. Intersil's action seeks an injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling products that use Intersil's technology. Agere has made similar counterclaims against Intersil and its affiliated companies. As a result of its acquisition of the WLAN Group from Intersil and of its Choice-Intersil Microsystems, Inc. subsidiary, which is a party to this suit, the Company has become involved in this suit. The Company has the benefit of an indemnity from Intersil limiting its liability for monetary damages, but the possibility exists that the court could issue an injunction against future affected sales of certain of the Company's wireless products. The Company believes that the above litigation will not have a material adverse effect on its business, financial condition, and results of operations.

     IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased our common stock between June 23, 1999 and December 6, 2000, filed a civil action complaint in the United States District Court for the Southern District of New York alleging violations of federal securities laws against certain underwriters of our initial and secondary public offerings as well as certain of our officers and directors (Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., No. 01-CV-10741). The complaint alleges that the defendants violated federal securities laws by issuing and selling our common stock in our initial and secondary offerings without disclosing to investors that some of the underwriters had (1) solicited and received undisclosed and excessive commissions and (2) entered into agreements requiring certain of their 16 customers to purchase our stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies that launched offerings during 1998 through

2000 (In re: Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)). In June 2003, the issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in this litigation. The Company believes that it has sufficient insurance coverage to cover the maximum amount that it may be responsible for under the proposed settlement. A special committee of disinterested directors appointed by the board of directors received and analyzed the settlement proposal and determined that, subject to final documentation, the settlement proposal should be accepted. Although the Company has approved this settlement proposal in principle, it remains subject to a number of conditions, including approval by the Court. In the event that the parties do not reach agreement on the final settlement, the Company believes that its officers and/or directors have meritorious defenses to the plaintiffs' claims and those defendants will defend themselves vigorously.

     The Company is also subject to various other inquiries or claims in connection with intellectual property rights. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. The Company can give no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to it or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by the Company. In addition, the Company is involved in various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, results of operations or financial condition.

10. Subsequent Events

     On November 3, 2003, the Company and Conexant Systems, Inc. ("Conexant") signed a definitive agreement to merge. Under the terms of the merger agreement, shareholders of the Company will receive 1.198 shares of Conexant common stock for each share of stock of the Company. Based on the fully diluted share counts for the two companies as of market close on Friday, October 31, 2003, current Conexant shareholders will own 62.75 percent and current shareholders of the Company will own 37.25 percent of the combined company's shares. The transaction is subject to customary closing conditions, including shareholder and regulatory approvals, and is expected to be completed in the first quarter of calendar 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. GlobespanVirata's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks related to GlobespanVirata's ability to successfully integrate the WLAN Group into its existing business, the synergies between the WLAN Group and GlobespanVirata, GlobespanVirata's ability to sell and support the acquired Intersil WLAN Group products and to integrate those Intersil employees it hires, customer implementation plans, risks of price competition among DSL and WLAN chip set suppliers, risks of customer loss or decreases in purchases by significant customers, the potential adverse effects of our restructuring and reorganization efforts, risks of dependence upon third party suppliers, dependence upon third-party technology, risks that our failure to achieve design wins with certain manufacturers could be a barrier to future sales to such manufacturers, risks associated with incurring substantial product development expenses prior to incurring any net revenues from the sale of such products, risks due to rapid changes in the market for DSL and WLAN chip sets, market acceptance of new products, ability of leading equipment manufacturers to incorporate our products into their own, ability of telecommunications service providers to market and sell DSL services, uncertainties concerning the impact of competitive products and technologies, and difficulties transitioning our wafers to smaller geometry process technologies, risks due to limited protection of our intellectual property, uncertainties concerning continued service of our key employees, risk of operating in international markets and general market, economic regulatory and business conditions, the successful completion of the proposed merger with Conexant Systems, Inc. and the subsequent integration of the two companies, the uncertainties of litigation and other risk factors described in this document, in the "Risk Factors" contained in GlobespanVirata's Annual Report on Form 10-K for the year ended December 31, 2002, or included in other reports and filings made with the Securities and Exchange Commission. All forward-looking statements in this document are based on information available to GlobespanVirata as of the date hereof and GlobespanVirata assumes no obligation to update any such forward-looking statements.

     We are a leading provider of integrated circuits and software for broadband communications solutions for consumer, enterprise, personal computer and service provider markets. We deliver complete system-level high-speed, cost-effective and flexible DSL and wireless networking chip sets, software and reference designs to leading global manufacturers of broadband access and wireless networking equipment. Our products include broadband system-level solutions for modems, routers, residential gateways, and DSLAMs, as well as a wide variety of wireless networking chip sets and reference designs that are enabling a new generation of wireless connectivity in notebooks, PDAs, digital cameras, MP3 players and other handheld networking appliances.

     Recent Developments

     On August 28, 2003, we acquired certain technology and employees of the WLAN Group of Intersil Corporation ("Intersil"). The WLAN Group is a leading supplier of high-speed wireless networking solutions, with the industry's longest history of WLAN development and deployment. We paid Intersil $250.0 million in cash and issued 15,462,185 shares of common stock valued at $107.3 million. The acquisition of the WLAN Group was accounted for as a purchase and has been included in our results of operations from the closing date.

     On November 3, 2003, we signed a definitive agreement to merge with Conexant Systems, Inc. Under the terms of the merger agreement, our shareholders will receive 1.198 shares of Conexant common stock for each share of our common stock. Based on the fully diluted share counts for the two companies as of market close on Friday, October 31, 2003, current Conexant shareholders will own
62.75 percent and our current shareholders will own 37.25 percent of the combined companies shares. The transaction is subject to customary closing conditions, including shareholder and regulatory approvals, and is expected to be completed in the first quarter of calendar 2004.

     The following table presents our unaudited results from continuing operations for the three and nine months ended September 28, 2003 and September 29, 2002. Our continuing operations are reported as a single business segment.

                                         For the three months ended          For the three months ended
(in millions)                           September 28    September 29         September 28,  September 29
                                           2003             2002                 2003           2002
                                        ------------    ------------         ------------   ------------
Net revenues                              $98.8            $47.4                $241.9         $177.7
Cost of sales                              53.6             25.6                 127.9           85.8
                                          -----            -----                ------         ------
Gross profit                               45.2             21.8                 114.0           91.9
                                          -----            -----                ------         ------
Operating expenses:
Research and development, including        29.7             30.1                  76.7          116.3
  non-cash compensation of $2.8
  million and $8.3 million for the
  three and nine months ended
  September 28, 2003, respectively,
  and $3.8 million and $24.6 million
  for the three and nine months ended
  September 29, 2002, respectively.

Selling, general and administrative,       11.9             11.4                  31.6           39.7
  including non-cash compensation of
  $0.9 million and $2.8 million for
  the three and nine months ended
  September 28, 2003, respectively and
  $0.4 million and $1.8 million for the
  three and nine months ended September
  29, 2002, respectively.
Amortization of intangible assets           7.8              5.6                  17.7           27.3
Patent defense costs                        0.5               -                    0.5            -
Restructuring and other charges               -              4.5                   1.2           20.2
Impairment of goodwill and other
   acquired intangible assets                 -               -                     -           493.6
In-process research and development        26.0               -                   26.0            -
                                           ----             -----                 -----         -----
Total operating expenses                   75.9             51.6                 153.7          697.1
                                           ----             -----                ------         -----
Loss from operations                      (30.7)           (29.8)                (39.7)        (605.2)
Interest and other income, net              0.3             (1.3)                 (0.8)          (5.0)
                                           -----            -----                -----           -----
Loss from continuing operations
  before income taxes                     (31.0)           (28.5)                (38.9)        (600.2)
Provision (benefit) for income taxes        0.3               -                   (0.2)           0.3
                                           -----            -----                 -----         ------
Net loss from continuing operations      $(31.3)          $(28.5)               $(38.7)       $(600.5)
                                         =======          =======               =======       ========


Results of operations for the three months ended September 28, 2003 and September 29, 2002

     Net Revenues. Our net revenues increased by 108.5% to $98.8 million during the three months ended September 28, 2003 from $47.4 million in the three months ended September 29, 2002. The increase in net revenues was primarily due to an increase in the number of ports sold and revenues from our recently acquired WLAN Group, which added $21.6 million of revenue from the date of acquisition. The results of the WLAN Group since August 28, 2003 do not purport to be indicative of results that may be obtained for any future period. These increases were partially offset by declining average selling prices as compared to the three months ended September 29, 2002.

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

                                               For the three months ended
                                        September 28, 2003    September 29, 2002
                                        ------------------    ------------------
Net revenue                                    $95.6                   $36.8
Net revenue from previously                      3.2                    10.6
  reserved products                            -----                   -----
Total revenue                                   98.8                    47.4
Cost of goods sold                              53.6                    25.6
                                               -----                   -----
Gross profit                                   $45.2                   $21.8
                                               -----                   -----
Gross profit %                                  45.8%                   46.0%
                                               -----                   -----
Gross profit excluding revenue from
previously reserved products and
cancellation revenue (non-GAAP)                $42.0                   $11.2
                                               -----                   -----
Gross profit % excluding revenue from
previously reserved products and
cancellation revenue (non-GAAP)                 43.9%                   30.4%
                                               -----                   -----

     Our gross profit increased by 107.3% to $45.2 million in the three months ended September 28, 2003 from $21.8 million in the three months ended September 29, 2002. Our gross profit percentage was 45.8% and 46.0% in the three months ended September 28, 2003 and September 29, 2002, respectively. The increase in gross profit from the three months ended September 29, 2002 to the three months ended September 28, 2003 is primarily attributable to higher net revenues during the three months ended September 28, 2003. The decrease in gross profit percentage can be attributed to the sale of previously reserved products during the three months ended September 29, 2002.

     Excluding revenue from the sale of previously reserved products, our gross profit and gross profit percentage was $42.0 million and 43.9% and $11.2 million and 30.4% for the three months ended September 28, 2003 and September 29, 2002, respectively. The increase in gross profit percentage can be attributed to product mix and improvement in product costs. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, and changes in product and customer mix.

     We have approximately $2.0 million in our sales backlog for the three months ending December 31, 2003 for products in inventory which are fully reserved. The sale of these fully reserved products will increase our gross profit percentage when sold.

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

     Our research and development expenses decreased 1.3% to $29.7 million in the three months ended September 28, 2003 from $30.1 million in the three months ended September 29, 2002. Included in research and development expenditures for the three months ended September 28, 2003 and September 29, 2002 is $2.8 million and $3.8 million, respectively, of non-cash compensation. The decrease in non-cash compensation resulted from a decline in amortization of deferred compensation resulting from our restructuring and reorganization plans. Excluding the non-cash compensation, research and development expenditures increased $0.6 million or 2.3%. The increase in research and development expenses from the three months ended September 29, 2002 to the three months ended September 28, 2003 is primarily attributable to an increase in variable employee costs. Research and development expenses represented 30.1% (27.2% excluding non-cash compensation) and 63.5% (55.5% excluding non-cash compensation) of net revenues for the three months ended September 28, 2003 and September 29, 2002, respectively. The presentation of research and development expenses excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our research and development expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures. We expect our research and development expenses to increase as a result of the acquisition of the WLAN Group.

     Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related expenses for sales, general and administrative personnel as well as general non-personnel related expenses. Our selling, general and administrative expense increased 4.4% to $11.9 million in the three months ended September 28, 2003 from $11.4 million for the three months ended September 29, 2002. Included in selling, general and administrative expenses for the three months ended September 28, 2003 and September 29, 2002 is $0.9 million and $0.4 million, respectively, of non-cash compensation. Excluding non-cash compensation, selling, general and administrative expenses for the three months ended September 28, 2003 was comparable to the three months ended September 29, 2002. Selling, general and administrative expense represented 12.0% (11.1% excluding non-cash compensation) and 24.1% (23.2% excluding non-cash compensation) of net revenues for the three months ended September 28, 2003 and September 29, 2002, respectively. The presentation of selling, general and administrative expense excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our selling, general and administrative expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures. We expect our selling, general and administrative expenses to increase as a result of the acquisition of the WLAN Group.

Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets which are being amortized on a straight-line basis over their estimated useful lives. The increase in dollar amount of amortization expense is the result of the amortization of intangible assets resulting from the acquisition of the WLAN Group. We expect the amortization of intangible assets to increase as a result of the acquisition of the WLAN Group.

     In process research and development. The amount allocated to in process research and development ("IPR&D") of $26.0 million was expensed upon the acquisition of the WLAN Group, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisition:

- the present value of the forecasted cash flows and income that were expected to result from the project;

-    the status of the project;

-    completion costs;

-    project risks;

-    the value of core technology; and

-    the stage of completion of the project.

     In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the projects. The determination of the value of IPR&D was based on efforts completed as of the date of the acquisition. The IPR&D projects were approximately 25% complete as of the acquisition date and are expected to be completed by the fourth quarter of 2004.

     Interest and Other Income, Net. Interest income for the three months ended September 28, 2003 was $1.7 million, offset by interest expense of $2.0 million, resulting in net interest expense of $0.3 million. Interest income for the three months ended September 29, 2002 was $3.4 million, net of interest expense of $2.1 million, resulting in net interest income of $1.3 million. The decrease in net interest income is attributable to the decrease in our cash and investments as compared to September 29, 2002 and lower rates of return.

     Provision (benefit) for Income Taxes. We recorded a current provision for income taxes of $0.3 million and $0.0 million during the three months ended September 28, 2003 and September 29, 2002, respectively. The current provision recorded reflects an effective tax rate of 0.8% and 0.0% for the three months ended September 28, 2003 and September 29, 2002, respectively. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance.

     Results of Operations for the nine months ended September 28, 2003 and September 29, 2002

     Net Revenues. Our net revenues increased by 36.1% to $241.8 million during the nine months ended September 28, 2003 from $177.7 million in the nine months ended September 29, 2002. The increase in net revenues was primarily due to an increase in the number of ports sold and revenue from our recently acquired WLAN Group partially offset by declining average selling prices as compared to the nine months ended September 29, 2002.

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

                                               For the nine months ended
                                      September 28, 2003     September 29, 2002
                                      ------------------     ------------------
Net revenue                                  $227.0                   $158.9
Net revenue from previously
reserved products                              14.8                     18.8
                                              -----                    -----
Total revenue                                 241.8                    177.7
Cost of goods sold                            127.9                     85.8
                                              -----                    -----
Gross profit                                 $113.9                    $91.9
                                              -----                    -----
Gross profit %                                 47.1%                    51.7%
                                              -----                    -----
Gross profit excluding revenue from
previously reserved products (non-GAAP)       $99.1                    $73.1
                                               -----                    -----
Gross profit % excluding revenue from
previously reserved products (non-GAAP)        43.7%                    46.0%
                                               -----                    -----


     Our gross profit increased by 23.9% to $113.9 million in the nine months ended September 28, 2003 from $91.9 million in the nine months ended September 29, 2002. Our gross profit percentage was 47.1% and 51.7% in the nine months ended September 28, 2003 and September 29, 2002, respectively. The increase in gross profit from the nine months ended September 29, 2002 to the nine months ended September 28, 2003 is primarily attributable to higher net revenues during the nine months ended September 28, 2003. The decrease in gross profit percentage can be attributed to the sale of previously reserved products during the nine months ended September 29, 2002 and a decrease in the average selling price of our products, which exceeded product cost reductions.

     Excluding revenue from the sale of previously reserved products, our gross profit and gross profit percentage was $99.1 million and 43.7% and $73.1 million and 46.0% for the nine months ended September 28, 2003 and September 29, 2002, respectively. We expect the gross profit percentage may decrease in the future due to anticipated reductions in average selling prices, and changes in product and customer mix.

Research and Development. Our research and development expenses decreased 34.1% to $76.7 million in the nine months ended September 28, 2003 from $116.4 million in the nine months ended September 29, 2002. Included in research and development expenditures for the nine months ended September 28, 2003 and September 29, 2002 is $8.3 million and $24.6 million, respectively, of non-cash compensation. The decrease in non-cash compensation resulted from (i) an agreement to accelerate vesting of the remaining unvested shares issued to certain principals of Ficon Technology, which resulted in a non-cash charge during the nine months ended September 29, 2002 of approximately $8.0 million, representing the unamortized deferred stock compensation at the time we agreed to the acceleration and (ii) a decline in amortization of deferred compensation resulting from the restructuring and reorganization plans. Excluding the non-cash compensation, research and development expenditures decreased $23.4 million or 25.5%. The $23.3 million decrease in research and development expenses from the nine months ended September 29, 2002 to the nine months ended September 28, 2003 is primarily attributable to the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $13.0 million and facility related fixed costs by approximately $4.0 million. Research and development expenses represented 31.7% (28.3% excluding non-cash compensation) and 65.5% (51.7% excluding non-cash compensation) of net revenues for the nine months ended September 28, 2003 and September 29, 2002, respectively. The presentation of research and development expenses excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our research and development expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures. We expect our research and development expenses to increase as a result of the acquisition of the WLAN Group.

     Selling, General and Administrative. Our selling, general and administrative expense decreased 20.4% to $31.6 million in the nine months ended September 28, 2003 from $39.7 million for the nine months ended September 29, 2002. Included in selling, general and administrative expenses for the nine months ended September 28, 2003 and September 29, 2002 is $2.8 million and $1.8 million, respectively, of non-cash compensation. Excluding non-cash compensation, selling, general and administrative expenses decreased $9.0 million or 24.0%. The $9.0 million decrease in selling, general and administrative expenses from the nine months ended September 29, 2002 to the nine months ended September 28, 2003 resulted from the impact of our restructuring and reorganization plans which reduced variable employee costs by approximately $6.3 million. Selling, general and administrative expense represented 13.1% (11.9% excluding non-cash compensation) and 22.3% (21.3% excluding non-cash compensation) of net revenues for the nine months ended September 28, 2003 and September 29, 2002, respectively. The presentation of selling, general and administrative expense excluding non-cash compensation constitutes the presentation of non-GAAP financial measures. We believe this presentation provides investors with useful information about the non-cash components of our selling, general and administrative expenditures. As noted above, presentation of non-GAAP financial measures are intended to supplement, not replace, the related GAAP measures. We expect our selling, general and administrative expenses to increase as a result of the acquisition of the WLAN Group.

     Amortization of Intangible Assets. As a result of our acquisitions, we have recorded intangible assets which are being amortized on a straight-line basis over their estimated useful lives. The decrease in dollar amount and percentage of amortization expense is attributable to the lower base of amortizable intangible assets due to the intangible asset impairment charge that was recorded during the three months ended September 29, 2002. We expect our amortization of intangible assets to increase as a result of the acquisition of the WLAN Group.

     Restructuring and Other Charges. We recorded restructuring and other charges during the nine months ended September 28, 2003 of $1.2 million. The charges primarily relate to the proposed settlement of real estate tax liabilities associated with the facility held for sale, net of adjustments to previously recorded charges in the amount of approximately $0.5 million. We review the above estimated costs and assumptions periodically and reflect the effects of revisions in the period that they occur.

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

     The table below presents the liabilities associated with the 2002 Restructuring Charge as of December 31, 2002 and September 28, 2003, respectively, including payments and adjustments made during the nine months ended September 28, 2003, and the 2003 Restructuring Charge:


                                       December 31, 2002      2003 Restructuring         2003          September 28, 2003
 (in thousands)                         Restructuring            Charges and             Cash             Restructuring
                                          Liability              Adjustments           Payments              Liability
                                       -----------------      ------------------       --------        ------------------

 Workforce reduction                        $6,794                    ($489)           ($5,870)               $   435
 Facilities consolidation                   28,818                    1,687             (5,879)                24,626
 Other Charges                                 774                       -                (162)                   612
                                            ------                    ------           --------               -------
 Total Charges                             $36,386                   $1,198           ($11,911)               $25,673
                                           =======                    ======           ========               =======



Impairment of goodwill and other acquired intangible assets. During the nine months ended September 29, 2002, we recorded a charge of $493.6 million to reduce goodwill and other intangible assets, based upon the amount by which the carrying amount of these assets exceeded their fair value. We performed the assessment of the carrying value of our long-lived assets to be held and used, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions as a result of events that occurred during the nine months ended September 29, 2002, including the sale of our video compression business, significant negative industry and economic trends affecting our operations and expected future sales, and the general decline in the valuations of technology company stocks, including our own stock. The assessment was performed pursuant to SFAS No. 144 and SFAS No. 142. Of the total charge, $458.3 million related to goodwill and $35.3 million related to other identifiable intangible assets. Fair value was determined based on market value, including a review of the discounted future cash flows.

     In process research and development. The amount allocated to in process research and development ("IPR&D") of $26.0 million was expensed upon acquisition, as it was determined that the underlying projects had not reached technical feasibility, had no alternative future use and successful development was uncertain. In the allocation of the acquisition purchase price to IPR&D, consideration was given to the following for the projects under development at the time of the acquisition:

- the present value of the forecasted cash flows and income that were expected to result from the project;

-    the status of the project;

-    completion costs;

-    project risks;

-    the value of core technology; and

-    the stage of completion of the project.

     In valuing core technology, the relative allocations to core technology and IPR&D were consistent with the relative contribution of the projects. The determination of the value of IPR&D was based on efforts completed as of the date of the acquisition. The IPR&D projects were approximately 25% complete as of the acquisition date and are expected to be completed by the fourth quarter of 2004.

     Interest and Other Income, Net. Interest income for the nine months ended September 28, 2003 was $6.9 million, offset by interest expense of $6.0 million, resulting in net interest income of $0.9 million. Interest income for the nine months ended September 29, 2002 was $11.2 million, net of interest expense of $6.2 million, resulting in net interest income of $5.0 million. The decrease in net interest income is attributable to the decrease in our cash and investments as compared to September 29, 2002 and lower rates of return.

     Provision (benefit) for Income Taxes. We recorded a current provision for income taxes of $0.7 million and a deferred benefit of $0.9 million during the nine months ended September 28, 2003, resulting in a net tax benefit of $0.2 million. The deferred benefit resulted from the recognition of credits for investment in research in a foreign jurisdiction. The net benefit recorded reflects an effective tax rate of 0.5% for the nine months ended September 28, 2003. The primary differences between the effective rate and the statutory rate of 35.0% relate to changes in the valuation allowance and the recognition of credits for investment in research in a foreign jurisdiction. During the nine months ended September 29, 2002, we recorded a current provision for income taxes of $0.3 million. The current provision recorded reflects an effective tax rate of less than 1.0% for the nine months ended September 29, 2002. The difference between the effective rate and the statutory rate of 35.0% relates primarily to permanent differences resulting from our prior acquisitions and changes in the valuation allowance.

Discontinued Operations. During the nine months ended September 28, 2003, we committed to a plan and closed an international research and development component. During the nine months ended September 29, 2002, we committed to a plan and disposed of our video compression and EmWeb businesses (collectively with the international research and development component, the "Discontinued Businesses"). The Discontinued Businesses meet the component of an entity criteria, as defined in SFA0S No. 144. As required by SFAS No. 144, the results of the Discontinued Businesses have been presented separately in our statements of operations for all periods presented, prior to the disposition of those businesses or entities.

     The results of discontinued operations, for the periods presented, prior to disposition, are as follows:

                                          Nine months         Nine months
                                             Ended               Ended
                                      September 28, 2003   September 29, 2002
                                      ------------------   ------------------

Net loss from operations of
  discontinued businesses:

Video compression                          $      -            $(3,168)
EmWeb                                             -               (871)
International research and
  development component                       (2,038)           (7,747)
                                              -------           -------
Net loss from operations of                 $ (2,038)         $(11,786)
  discontinued businesses                   =========         =========
Net loss on sale/closure of                   (7,236)           (3,887)
  Businesses                                  -------           -------
Net loss from discontinued                   $(9,274)         $(15,673)
  Operations                                =========         =========


     The net loss on closure of the international research and development component during the nine months ended September 28, 2003 of $7.2 million was determined as follows:

                                               Nine months ended
(in thousands)                                September 28, 2003
                                              ------------------
Workforce related                                       2,087
Facilities related                                      1,000
Asset impairment                                        2,001
Other closing costs and charges                         2,148
                                                        -----
Net loss on closure of international
   research and development component                  $7,236
                                                       ======

     The net loss from the sale of the video compression business during the nine months ended September 29, 2002 of $3.9 million was determined as follows:

(in thousands)
Purchase price:
   Note receivable from Conexant Systems, Inc.           $21,000
   Conexant Systems, Inc. common stock and minimum
      price guarantee                                     15,000
                                                         --------
Total purchase price                                                   36,000

   Net book value of assets and liabilities sold                       (5,537)
   Allocation of goodwill to video compression business                (32,100)
   Accrued transaction costs                                           (2,250)
                                                                       -------

Net loss on sale                                                       $(3,887)
                                                                         ======

     Revenues related to the Discontinued Businesses, for the periods presented, are as follows:
                                                  Nine months     Nine months
                                                    Ended            Ended
                                                 September 28,    September 29,
                                                     2003             2002
                                                     ----             ----

Revenues:
Video compression                                  $   -            $ 4,002
EmWeb                                                  -                443
International research and development component       -                 -
Total revenues                                     $   -            $ 4,445
                                                   =======          ========

Liquidity and Capital Resources

     Total assets at September 28, 2003 were $804.8 million, an increase of $81.8 million, or 11.3% from December 31, 2002 total assets of $723.0 million. The increase from December 31, 2002 is primarily a result of the goodwill and other intangible assets resulting from the purchase price allocation of the WLAN Group acquisition, net of the loss incurred during the nine months ended September 28, 2003, including continued amortization of intangible assets from our acquisitions and other non-cash charges.

     At September 28, 2003, we had $95.9 million in cash and cash equivalents and short-term marketable securities and working capital of $120.8 million. Additionally, we had $167.8 million in long-term marketable securities at September 28, 2003. At December 31, 2002, we had $297.3 million in cash and cash equivalents and short-term marketable securities and working capital of $270.7 million. Additionally, we had $230.8 million of long-term marketable securities at December 31, 2002.

     Net cash used in operating activities was $18.1 million in the nine months ended September 28, 2003, compared to net cash used in operating activities of $62.6 million in the nine months ended September 29, 2002. The net cash used in operating activities during the nine months ended September 28, 2003 was a result of working capital changes and restructuring and other payments, partially offset by cash provided from operations. The net cash used during the nine months ended September 29, 2002 was primarily due to the net loss from operations during the nine months ended September 29, 2002.

Net cash used in investing activities was $96.0 million during the nine months ended September 28, 2003. The net cash used in investing activities was primarily related to the cash paid for the acquisition of the WLAN Group of $249.9 million, cash paid for accrued acquisition related costs of $5.4 million, and capital expenditures of $1.6 million, offset by net proceeds on marketable securities of $161.0 million. Net cash used in investing activities during the nine months ended September 29, 2002 was primarily related to the purchase of a facility held for sale of $34.9 million, purchases of property and equipment of $4.9 million and cash paid for accrued acquisition related costs of $8.7 million, offset by net proceeds on marketable securities of $40.1 million and cash received from the sale of the video compression business of $21.0 million.

     Net cash provided by (used in) financing activities was $12.2 million and $(35.2) million during the nine months ended September 28, 2003 and September 29, 2002, respectively, primarily consisting of proceeds from the issuance of common stock through the employee stock purchase plan and the exercise of stock options for both periods presented and the repayment of an employee note receivable during the nine months ended September 28, 2003, net of payments related to capital leases.

     We lease certain facilities for office and research and development activities under agreements that expire at various dates through 2021. Minimum required future lease payments under our capital and operating leases at September 28, 2003 are as follows:


                                                                                        Operating Leases
                                                                                           Included in
                                                       Capital       Operating        Restructuring and
      (in thousands)                                   Leases          Leases            Discontinued
                                                       ------          ------             Operations
                                                                                      ------------------

      Years Ended December 31,
      2003                                                 $1            $1,289             $2,865
      2004                                                  6             4,707             10,298
      2005                                                  4             3,554              9,171
      2006                                                  -             3,469              7,867
      2007                                                  -             3,545              6,403
      Thereafter                                            -            25,463              4,057
                                                         ------          ------              -----
                Total minimum lease payments               $11          $42,027            $40,661
                                                                        =======            =======
      Less: amount representing interest                    (1)
                                                           ---
      Present value of net minimum lease payments           10
      Less: current portion                                 (5)
                                                           ---
      Long term capital lease obligations                   $5
                                                            ==

     Approximately $10.3 million of the operating lease commitments is payable in periods beyond ten years. As of September 28, 2003, we had facility related restructuring reserves of $35.0 million.

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

     As of September 28, 2003, we could purchase up to an additional $54.6 million of our common stock under our previously announced $100.0 million stock buyback program, which was authorized in June 2002. Additional purchases of our common stock may be made from time to time in the open market or in privately negotiated transactions, depending on market conditions. We will determine the timing and amount of any shares to be repurchased based on our evaluation of market conditions, applicable legal requirements and other factors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of September 28, 2003, substantially all of our short-term investments were in money market funds, certificates of deposit, or high-quality commercial paper. Long term securities are primarily comprised of AA or better corporate bonds and U.S. Government backed securities.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of September 28, 2003, in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

    Although we do not consider any actions that we have taken to be corrective actions with regard to significant deficiencies and material weaknesses which are required to be disclosed, we have taken, and expect to continue to take, steps to manage and improve our operations that may directly or indirectly affect our internal controls over financial reporting. For example, we acquired the WLAN Group on August 28, 2003 and continue to take steps to more fully integrate this acquired business. Intersil provided certain administrative support related to the WLAN Group since the date of the acquisition under a transition services agreement, including its maintenance of a general ledger for certain activities of this group through September 28, 2003.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     Texas Instruments, Inc. As previously reported, the Company has been involved in a dispute with Texas Instruments over a group of patents (and related foreign patents) that Texas Instruments believes are essential to certain industry standards for implementing ADSL technology. On June 12, 2003, the Company filed a complaint against Texas Instruments, Stanford University and its Board of Trustees, and Stanford University OTL, LLC (collectively, the "Defendants") in the U.S. District Court of New Jersey.

The Company's complaint asserts, among other things, that the Defendants have violated the antitrust laws by creating an illegal patent pool, by manipulating the patent process and by abusing the process for setting industry standards related to ADSL technology. The complaint also asserts that the Defendants' patents relating to ADSL technology are unenforceable, invalid and/or not infringed by the Company's products. The Company is seeking, among other things,
(i) a finding that the Defendants have violated the federal antitrust laws and treble damages based upon such a finding, (ii) an injunction prohibiting the Defendants from engaging in anticompetitive practices, (iii) a declaratory judgment that the claims of the Defendants' ADSL patents are invalid, unenforceable, void, and/or not infringed by the Company and (iv) an injunction prohibiting the Defendants from pursuing patent litigation against the Company and its customers. On August 11, 2003 and September 9, 2003, the Defendants answered the complaint, denied the Company's claims and filed counterclaims against the Company alleging that the Company has infringed certain of their ADSL patents. In addition to other relief, the Defendants are seeking to collect damages from alleged past infringement and to enjoin the Company from continuing to use the Defendant's ADSL patents. Although the Company believes that it has strong arguments in favor of its position in this dispute, it can give no assurance that it will prevail on any of these grounds in litigation. If any such litigation is resolved adversely to the Company, it could be held responsible for the payment of damages and/or have the sale of certain of its products stopped by an injunction, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Agere Systems, Inc. On October 17, 2002, Agere Systems, Inc. ("Agere") filed suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes certain of its U.S. patents. Intersil has counterclaimed against Agere for infringement of certain patents, some of which are now owned by the Company and licensed to Intersil for purposes of the suit. The parties have filed a stipulated order adding the Company as a party to the suit. On July 22, 2003, Agere filed a separate suit against Intersil in the District Court of Delaware alleging that Intersil infringes certain additional U.S. Patents. The Company expects that it will be named as a defendant in the action. The Company has the benefit of an indemnity from Intersil limiting its liability for monetary damages related to these suits, but the possibility exists that the court could issue an injunction against future affected sales of certain of the Company's wireless products. The Company believes that the above litigation will not have a material adverse effect on its business, financial condition, and results of operations.

     On October 30, 2002, Intersil and certain of its affiliated companies filed a suit against Agere in the United States District Court for the District of Philadelphia alleging that Agere misappropriated certain Medium Access Control Wireless Local Area Network ("WLAN") technology. Intersil's action seeks an injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling products that use Intersil's technology. Agere has made similar counterclaims against Intersil and its affiliated companies. As a result of its acquisition of the WLAN Group from Intersil and of its Choice-Intersil Microsystems, Inc. subsidiary, which is a party to this suit, the Company has become involved in this suit. The Company has the benefit of an indemnity from Intersil limiting its liability for monetary damages, but the possibility exists that the court could issue an injunction against future affected sales of certain of the Company's wireless products. The Company believes that the above litigation will not have a material adverse effect on its business, financial condition, and results of operations.

     IPO Litigation. In November 2001, Collegeware Asset Management, LP, on behalf of itself and a putative class of persons who purchased our common stock between June 23, 1999 and December 6, 2000, filed a civil action complaint in the United States District Court for the Southern District of New York alleging violations of federal securities laws against certain underwriters of our initial and secondary public offerings as well as certain of our officers and directors (Collegeware Asset Management, LP v. Fleetboston Robertson Stephens, Inc., et al., No. 01-CV-10741). The complaint alleges that the defendants violated federal securities laws by issuing and selling our common stock in our initial and secondary offerings without disclosing to investors that some of the underwriters had (1) solicited and received undisclosed and excessive commissions and (2) entered into agreements requiring certain of their customers to purchase our stock in the aftermarket at escalating prices. The complaint seeks unspecified damages. The complaint was consolidated with approximately 300 other actions making similar allegations regarding the public offerings of hundreds of other companies that launched offerings during 1998 through 2000 (In re: Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS)). In June 2003, the issuers and plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the issuers and their officers and directors in this litigation. The Company believes that it has sufficient insurance coverage to cover the maximum amount that it may be responsible for under the proposed settlement. A special committee of disinterested directors appointed by the board of directors received and analyzed the settlement proposal and determined that, subject to final documentation, the settlement proposal should be accepted. Although the Company has approved this settlement proposal in principle, it remains subject to a number of conditions, including approval by the Court. In the event that the parties do not reach agreement on the final settlement, the Company believes that its officers and/or directors have meritorious defenses to the plaintiffs' claims and those defendants will defend themselves vigorously.

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

Number        Description

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    The Company filed four reports on Form 8-K and one report on Form 8-K/A during the quarter ended September 28, 2003. Information regarding the date of such reports and items reported on is as follows:


Date of Report                    Item Reported On

July 15, 2003                  The announcement of the Company's
                               agreement to purchase the Wireless Networking
                               Product Group of Intersil Corporation.
July 21, 2003                  Press release containing financial results of the
                               Company for the three and six months ended
                               June 29, 2003.
July 25, 2003                  Filing to amend a previously filed Form 8-K to
                               include the Asset Purchase Agreement between the
                               Company and Intersil Corporation as an exhibit.
August 28, 2003                The consummation of the Company's acquisition of
                               the Wireless Networking Product Group of Intersil
                               Corporation.
September 12, 2003             The announcement of changes to the Company's
                               board of directors.


Items 2, 3, 4, and 5 are not applicable and have been omitted.

                              GLOBESPANVIRATA, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBESPANVIRATA, INC.


Date: November 12, 2003     By: /s/ Robert McMullan
                               -------------------------
                               Robert McMullan
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                                    Exhibit 31.1



I, Armando Geday, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobespanVirata, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)       [Intentionally Omitted]

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and present in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

       Date:  November 12, 2003
                                                       /s/ Armando Geday
                                                       --------------------
                                                           Armando Geday
                                                      Chief Executive Officer

                                                                Exhibit 31.2


I, Robert McMullan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobespanVirata, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)       [Intentionally Omitted]

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and present in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

       Date:  November 12, 2003



                                                      /s/ Robert McMullan
                                                      -------------------
                                                        Robert McMullan
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                              GLOBESPANVIRATA, INC.
                  Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
            Section 1350, Chapter 63 of Title 18, United States Code)

     In connection with the filing of the Quarterly Report of GlobespanVirata, Inc., a Delaware corporation (the "Company"), for the period ending September 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer does hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
Section 1350, Chapter 63 of Title 18, United States Code), that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:       November 12, 2003          /s/ Armando Geday
                                       -------------------------------------
                                                 Armando Geday
                                       President and Chief Executive Officer


Date:       November 12, 2003          /s/ Robert McMullan
                                       -------------------------------------
                                                Robert McMullan
                                             Chief Financial Officer